Form 10-Q
period 1995-06-30
ZONIC CORP
filed 1995-08-10
CIK 320515

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended June 30, 1995 Commission File Number 0-12283

                            ZONIC CORPORATION
          (Exact name of Registrant as specified in its charter)

         Ohio		                            31-0791199
(State of Incorporation)		   (I.R.S. Employer Identification Number)

50 West TechneCenter Drive,  Milford, Ohio	            45150
 (address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (513) 248-1911

                            Not Applicable
 (Former name, address or fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__ 	      No ______

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:

                              3,094,136

Part I - Financial Information
Item 1- Financial Statements

                            Statement of Operations
                     For the Three Period ending June 30,
                                 (unaudited)
                                                     1995			       1994
Product and service revenues                    $	1,252,462 	 	$	1,041,545
Cost of products and services sold  		              672,178     			467,839
Selling and administrative expenses               		438,593 			    566,980
Research and development expenses and software
construction and product enhancement amortization  	228,059 	    		224,844
                                                  1,338,830   			1,259,663

Operating loss  		                                  (86,368)		   	(218,118)

Interest expense                                   (154,413)      (162,868)
Foreign currency losses                             (31,365)       (25,140)
Gain on sale of asset                             1,417,027            -
Income (loss) before taxes and extraordinary item 1,144,881 			   (406,126)

Provision for income taxes	                            -             		-
Income (loss) before extraordinary item		         1,144,881    			(406,126)
Extraordinary item:
  Gain form debt restructuring, net of taxes        397,275 	          -

Net income (loss)                              	$	1,542,156   		$	(406,126)

Income (loss) before extraordinary item	             $	0.37 	     	$	(0.13)
Extraordinary item -
  Gain from debt restructuring, net of taxes           0.13            -              			-
Income (loss) per share 	                            $	0.50 		     $ (0.13)

Weighted average shares outstanding               3,094,136       3,094,136

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
	            (continued)

                             Balance Sheets
                  As of June 30, 1995 and March 31, 1995
                               (unaudited)
                                                   June-30	   		March-31
ASSETS			                                            1995			      1995
Current Assets
  Cash                                           	$	46,282    		$	27,222
  Receivables
    Trade	                                       		241,255    			494,229
    Related parties			                             322,057    			412,302
    Unbilled contracts                          			559,448     			73,881
  Total receivables			                           1,122,760    			980,412
  Inventories
    Finished products	                            	313,311    			359,844
    Work in process                               	281,724    			118,719
    Raw material			                                242,900	    		316,894
  Total inventories			                             837,935 	   		795,457
  Prepaid expenses			                               29,959 		     	4,004
Total Current Assets		                           2,036,936  			1,807,095

Property and Equipment-at Cost
  Furniture and office equipment                   484,053 	   		484,053
  Machinery and plant equipment		                1,273,631  			1,273,631
  Software construction and product
    enhancement			                               7,096,179  			8,974,113
                                              			8,853,863 			10,731,797
  Less accumulated accumulated depreciation
    and amortization                          			7,032,209     8,151,171

                                                 1,821,654  			2,580,626
                                						 								$	3,858,590 		$	4,387,721

The accompanying notes are an integral part of these financial statements.

                              - 4 -
Item 1- Financial Statements
             (continued)
                               Balance Sheets
                   As of June 30, 1995 and March 31, 1995
                                (unaudited)
                                                 June-30		   	March-31
LIABILITIES		                                      1995	      		1995
Current Liabilities
  Short term notes payable and current        $  623,468     $  622,874
    maturities of long-term debt
  Accounts payable - trade                       908,707        778,994
  Accounts payable - related parties		           918,626     			806,466
  Deferred income		                              186,824     			172,969
  Accrued liabilities
    Salaries and wages		                         155,535     			158,853
    Property and payroll taxes                    99,163     			100,900
    Interest, commissions and other              304,854     			623,044
  Total Accrued Liabilities		                    559,552     			882,797
Total Current Liabilities		                    3,197,177 	  		3,264,100

Long-Term obligations, less current
  maturities  		                               4,029,635 		  	6,018,761

Deferred Rent  		                                338,902   		  	354,140

SHAREHOLDERS' EQUITY (DEFICIT

  Common shares                                   62,674         62,674
  Additional paid-in capital                   5,726,881      5,726,881
                                             		5,789,555   			5,789,555
  Accumulated deficit		                       (9,496,679)			(11,038,835)
Total Shareholders' Deficit  		               (3,707,124) 			(5,249,280)
                                       						$	3,858,590  		$	4,387,721

The accompanying notes are an integral part of these financial statements.

                                - 5 -
Item 1- Financial Statements
            (continued)

                   Statement of Shareholders' Equity (Deficit)
                    For the three months ended June 30, 1995
                                  (unaudited)
				                                 Additional
                          Common		   Contributed		   Accumulated
                          Shares		    Capital		        Deficit		   Total
Balance,March 31, 1995  $ 62,674   $ 5,726,881   $ (11,038,835) $(5,249,280)

Net income for period                                1,542,156  		1,542,156

Balance, June 30, 1995 	$	62,674 	 $	5,726,881    $	(9,496,679)	$(3,707,124)

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
            (continued)

                             Statement of Cash Flows
                       For the three months ended June 30,
                                  (unaudited)
                                                        1995		      1994
Cash provided by operations
  Net income (loss) for period	                     $	1,542,156  $	(406,126)
  Adjustments to reconcile net income to cash from
 	 	operations:
			 Gain from sale of rights to software	           	(1,417,027)       	-
    Gain from debt restructuring                       (397,275)        -
 		 Depreciation and amortization                        16,216      39,978
    Amortization of software construction
      and product enhancements                          228,059     224,844
  	 Amortization of stock options		                      15,785    		15,785
    Provision for bad debt		                                -       		3,000
    Provision for obsolete inventory		                    9,000     	15,000
    Amortization of deferred income                   		(83,914)  		(72,668)
    Foreign currency loss and other                      31,350      25,142
  Increase (decrease) in cash due to changes in:
    Accounts receivable 		                             (141,996)  		(27,829)
    Inventories	                                        (51,478)	   	72,762
    Prepaid expenses		                                  (25,955)  		(11,333)
    Accounts payable		                                  210,508 		  (43,312)
    Accrued liabilities                                		74,043   		178,151
    Accrued rent                                        (15,238)     (9,945)
    Deferred income                                      97,769      56,379
Net cash provided by operations                          92,003      59,828

Cash used in investment activities-	Increase in
  software construction and product enhancements        (68,626)    (55,785)

Cash used in financing activities- payments on
  long-term 	obligations                                	(4,317)  		(19,885)

Increase (decrease) in cash 		                           19,060   		(15,842)
Cash - beginning of period		                             27,222 		   22,686
Cash - end of period	                                 $ 	46,282    	$	6,844
Interest paid during period, net of capitalization    $  75,242     $80,805

The accompanying notes are an integral part of these financial statements.

                                 - 7 -
Item 1- Financial Statements
               (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly Zonic's financial position at June 30, 1995 and the results of operations and cash flows for the three month periods ended June 30, 1995 and 1994. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1995. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2. Affiliated Company

The Company along with A&D Company Ltd. has formed Zonic A&D Company with each owning 50% to market its products. Revenue from sales to Zonic A&D Company by the Company for the three month periods ended June 30, 1995 and 1994 were $530,791 and $782,127 respectively. Zonic A&D Company experienced a profit of $9,000 and $35,000 respectively for the three months ended June 30, 1995 and 1994.

The Company accounts for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in this company, including the amounts the Company has committed to fund the operations. The current and prior year period profits are not recorded as these amounts offset unrecorded losses. Zonic A&D Company incurred substantial losses prior to 1994 which were recorded in those years to the extent the Company was at risk to fund these losses.

3. Sale of Asset

In June, 1995, the Company sold its 40% ownership interest in the WCA Product to A&D Company, Ltd.(A&D). The terms of the sale included total consideration of $2,397,275 consisting of $2,000,000 which was used to repay debt owed to A&D Company, Ltd. on loans made by A&D to the Company under a Credit Agreement dated December 7, 1992 and interest forgiveness on those loans amounting to $397,275. In addition, the Control Agreement which was a part of the Credit Agreement was terminated, the borrowing limit under the Credit Agreement was reduced from $6,000,000 to $4,000,000, and A&D appointed the Company as exclusive distributor of the WCA Product in the Western Hemisphere.

Item 2:  Management's Discussion and Analysis

Results of Operations

Product and Services Revenue increased by $210,917, or 20% for the three months ended June 30, 1995 when compared to the same period of the prior year due to increased sales of the Company's WCA and WS7000 products. Increased sales of these products were partially offset by decreases in sales of the Company's Excite products.

Order backlog amounted to $1,168,000 at June 30, 1995 compared with $1,200,000 at June 30, 1994.

Costs of products and services sold were 54% of products and services revenues for the three months ended June 30, 1995, versus 45% for the same periods of the prior year. This increase in costs is due primarily to a low gross profit margin on one large system sale. Gross profits on other sales in the current period are consistent with levels in the prior year period.

Selling and administrative expenses decreased to 35% of total revenue for the three months ended June 30, 1995 from 54% in the prior year period as the result of higher revenue during the current period, lower commissions to sales representatives due to one large system sale being sold on a net basis, and reductions in facilities costs associated with the Company's relocation to more cost effective facilities in October, 1994.

Research and development expenses and software construction amortization was approximately the same during the three months ended June 30, 1995 compared to the prior year period as product development activity remained at a level consistent with that of the prior year. See "Software Construction and Product Development" under Liquidity and Capital Resources.

Interest expense of $154,473 for the three months ended June 30, 1995 is reported net of $5,000 of capitalized interest incurred on borrowings used to fund product development expenditures. This compares to interest expense of $162,927 for the three months ended June 30, 1994 net of capitalized interest of $8,000. Actual interest costs incurred for the three months ended June 30, 1995 was $159,473 compared to $170,927 in the prior year period. This decrease was a result of lower borrowing but was partially offset by an increase in interest rates.

Foreign Currency losses amounted to $31,365 in the three month period ended June 30, 1995 as compared to $25,140 in the prior year period. These losses are due to the decline in the dollar against the Japanese yen.

Gain on Sale of Asset- In June 1995, the Company sold its 40% ownership interest in the WCA Product to A&D Company, Ltd which owned the remaining 60%. The gain on sale of this asset is net of the unamortized portion of capitalized software construction and produuct enhancement for the WCA product. Proceeds from the sale amounting to $2,000,000 were used to repay loans to the Company made by A&D under a Credit Agreement dated December 7, 1992. (See Liquidity and Capital Resources and Note 3 of Notes to Financial Statements).

Income taxes - Taxable income generated in the period ending June 30, 1995 have been offset by net loss carryforwards available to the Company. Further, there was no provision for income taxes due to the changes in deferred tax assets and liabilities being offset by like changes in the valuation allowance. At March 31, 1995, the Company had $5,970,000 in loss carryforwards which may be used to offset future income taxes. Also, the Company had tax credits of $674,000 as of March 31, 1995 which are currently available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time.

                                  - 9 -
Management's Discussion and Analysis (continued)

Extraordinary item- gain from debt restructuring, net of taxes consists of accrued interest on loans to the Company made by A&D under the Credit Agreement between the Company and A&D dated December 7, 1992. Forgiveness of this interest, amounting to $397,275 at June 30, 1995, by A&D was a term included in the Sale of the Company's 40% interest in its WCA Product to A&D.

Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at June 30, 1995 and March 31, 1995 were $1,701,724 and $2,444,130, respectively. This decrease included $582,973 related to the sale of the WCA Product. Cash outlays for software construction and product enhancement projects were $68,626 for the three months ended June 30, 1995 compared to $55,785 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.

Working Capital and Cash Flow

The Company's working capital increased from a negative $1,457,005 at March 31, 1995 to a negative $1,160,241 at June 30, 1995 and its current ratio increased from .55 to .64. This improvement was due to the forgiveness of accrued interest totaling $397,275 associated with the sale of the WCA Product during the period.

The Company's cash flows from operations amounted to $92,004 for the three months ended June 30, 1995. Excluded from the Statement of Cash Flows are proceeds of $2,000,000 from the sale of the WCA Product used to offset the same amount of long-term debt payable to A&D Company, Ltd. In conjuction with this transaction, the remaining debt payable to A&D Company, Ltd. totaling $480,000 is due June 30, 1997. (See also Note 3 under Notes to Financial Statements) Also, the Company used net cash of $68,626 for software construction and product enhancements during this period.

In conjunction with the sale of the Company's 40% interest in the WCA product, the credit limit under the Credit Agreement between the Company and A&D Company, Ltd. was reduced from $6,000,000 to $4,000,000 and the Control Agreement which was a part of the Credit Agreement was terminated. Borrowing by the Company under the credit agreement consists of $3,500,000 in bank loans guaranteed by A&D and $480,000 in loans by A&D.

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities in the current period. The Company has no available sources for additional borrowings at this time. The Company is actively seeking additional working capital through additional debt or equity financing from private sources to reduce the delinquency of its accounts payable and accrued liabilities, make payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

Part II-Other Information

Item 6:  Exhibits and Reports on Form 8-K

Exhibit 11-	Computation of earnings per common share - see Statements of
            Operations.
Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


ZONIC CORPORATION

By:  GERALD J. ZOBRIST
     Gerald J. Zobrist
     President and Chief Executive Officer

By:  JAMES	B. WEBB
     James B. Webb
     Senior Vice President and Treasurer

Dated:  August 10, 1995