Form 10-Q/A
period 1995-06-30
ZONIC CORP
filed 1995-10-10
CIK 320515

[DESCRIPTION]     LIVE FY96 Q1 10 Q/A

                                FORM 10-Q/A

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

                            Statement of Operations
                     For the Three Period ending June 30,
                                 (unaudited)
                                                     1995			       1994
                                                -----------   ------------
Product and service revenues                    $	1,252,462 	 	$	1,041,545
Cost of products and services sold  		              672,178     			467,839
Selling and administrative expenses               		438,593 			    566,980
Research and development expenses and software
construction and product enhancement amortization  	228,059 	    		224,844
                                               ------------   ------------
                                                  1,338,830   			1,259,663

Operating loss  		                                  (86,368)		   	(218,118)

Interest expense                                   (154,413)      (162,868)
Foreign currency losses                             (31,365)       (25,140)
Gain on sale of asset                             1,417,027            -
                                                -----------    -----------
Income (loss) before taxes and extraordinary item 1,144,881 			   (406,126)

Provision for income taxes	                            -             		-
                                                -----------    -----------
Income (loss) before extraordinary item		         1,144,881    			(406,126)
Extraordinary item:
  Gain from debt restructuring, net of taxes        397,275 	          -
                                                 ----------      ---------
Net income (loss)                              	$	1,542,156   		$	(406,126)
	                                                ==========      =========
Income (loss) before extraordinary item	             $	0.37 	     	$	(0.13)
Extraordinary item -
  Gain from debt restructuring, net of taxes           0.13            -
                                                 ----------      ---------
Income (loss) per share 	                            $	0.50 		     $ (0.13)

Weighted average shares outstanding               3,094,136       3,094,136

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
	            (continued)

                             Balance Sheets
                  As of June 30, 1995 and March 31, 1995
                               (unaudited)
                                                   June-30	   		March-31
ASSETS			                                            1995			      1995
                                                 ---------     ---------
Current Assets
  Cash                                           	$	46,282    		$	27,222
  Receivables
    Trade	                                       		241,255    			494,229
    Related parties			                             322,057    			412,302
    Unbilled contracts                          			559,448     			73,881
                                                 ---------     ---------
  Total receivables			                           1,122,760    			980,412
  Inventories
    Finished products	                            	313,311    			359,844
    Work in process                               	281,724    			118,719
    Raw material			                                242,900	    		316,894
                                                 ---------     ---------
  Total inventories			                             837,935 	   		795,457
  Prepaid expenses			                               29,959 		     	4,004
                                                 ---------     ---------
Total Current Assets		                           2,036,936  			1,807,095

Property and Equipment-at Cost
  Furniture and office equipment                   484,053 	   		484,053
  Machinery and plant equipment		                1,273,631  			1,273,631
  Software construction and product
    enhancement			                               7,096,179  			8,974,113
                                                 ---------    ----------
                                              			8,853,863 			10,731,797
  Less accumulated accumulated depreciation
    and amortization                          			7,032,209     8,151,171

                                                 1,821,654  			2,580,626
                                                 ---------     ---------
                                						 								$	3,858,590 		$	4,387,721
                                                 =========     =========

The accompanying notes are an integral part of these financial statements.

                              - 4 -
Item 1- Financial Statements
             (continued)
                               Balance Sheets
                   As of June 30, 1995 and March 31, 1995
                                (unaudited)
                                                 June-30		   	March-31
LIABILITIES		                                      1995	      		1995
                                               ---------      --------
Current Liabilities
  Short term notes payable and current        $  623,468     $  622,874
    maturities of long-term debt
  Accounts payable - trade                       908,707        778,994
  Accounts payable - related parties		           918,626     			806,466
  Deferred income		                              186,824     			172,969
  Accrued liabilities
    Salaries and wages		                         155,535     			158,853
    Property and payroll taxes                    99,163     			100,900
    Interest, commissions and other              304,854     			623,044
                                               ---------      ---------
  Total Accrued Liabilities		                    559,552     			882,797
                                               ---------      ---------
Total Current Liabilities		                    3,197,177 	  		3,264,100

Long-Term obligations, less current
  maturities  		                               4,029,635 		  	6,018,761

Deferred Rent  		                                338,902   		  	354,140

SHAREHOLDERS' EQUITY (DEFICIT

  Common shares                                   62,674         62,674
  Additional paid-in capital                   5,726,881      5,726,881
                                               ---------      ---------
                                             		5,789,555   			5,789,555

  Accumulated deficit		                       (9,496,679)			(11,038,835)
                                               ---------     ----------
Total Shareholders' Deficit  		               (3,707,124) 			(5,249,280)
                                               ---------      ---------
                                       						$	3,858,590  		$	4,387,721
                                              ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                - 5 -
Item 1- Financial Statements
            (continued)

                   Statement of Shareholders' Equity (Deficit)
                    For the three months ended June 30, 1995
                                  (unaudited)
				                                 Additional
                          Common		    Paid-In	     Accumulated
                          Shares		    Capital		      Deficit  		   Total
                        --------   --------------  ------------  ----------
Balance,March 31, 1995  $ 62,674   $ 5,726,881   $ (11,038,835) $(5,249,280)

Net income for period                                1,542,156  		1,542,156
 								               --------    ----------     -----------   -----------
Balance, June 30, 1995 	$	62,674 	 $	5,726,881    $	(9,496,679)	$(3,707,124)
                        ========    ==========     ============  ===========

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
            (continued)

                             Statement of Cash Flows
                       For the three months ended June 30,
                                  (unaudited)
                                                        1995		      1994
                                                      ---------   ---------
Cash provided by operations
  Net income (loss) for period	                     $	1,542,156  $	(406,126)
  Adjustments to reconcile net income to cash from
 	 	operations:
			 Gain from sale of rights to software	           	(1,417,027)       	-
    Gain from debt restructuring                       (397,275)        -
 		 Depreciation and amortization                        16,216      39,978
    Amortization of software construction
      and product enhancements                          228,059     224,844
  	 Amortization of stock options		                      15,785    		15,785
    Provision for bad debt		                                -       		3,000
    Provision for obsolete inventory		                    9,000     	15,000
    Amortization of deferred income                   		(83,914)  		(72,668)
    Foreign currency loss and other                      31,350      25,142
  Increase (decrease) in cash due to changes in:
    Accounts receivable 		                             (141,996)  		(27,829)
    Inventories	                                        (51,478)	   	72,762
    Prepaid expenses		                                  (25,955)  		(11,333)
    Accounts payable		                                  210,508 		  (43,312)
    Accrued liabilities                                		74,043   		178,151
    Accrued rent                                        (15,238)     (9,945)
    Deferred income                                      97,769      56,379
                                                       --------    --------
Net cash provided by operations                          92,003      59,828

Cash used in investment activities-	Increase in
  software construction and product enhancements        (68,626)    (55,785)

Cash used in financing activities- payments on
  long-term 	obligations                                	(4,317)  		(19,885)
                                                       --------    --------
Increase (decrease) in cash 		                           19,060   		(15,842)
Cash - beginning of period		                             27,222 		   22,686
                                                       --------    --------
Cash - end of period	                                 $ 	46,282    	$	6,844
                                                       ========    ========
Interest paid during period, net of capitalization    $  75,242     $80,805
                                                       ========    ========

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

Exhibit 27- Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION

By:  GERALD J. ZOBRIST
     Gerald J. Zobrist
     President and Chief Executive Officer

By:  JAMES B. WEBB
     James B. Webb
     Senior Vice President and Treasurer

Dated:  August 10, 1995