Form 10-Q
period 1995-09-30
ZONIC CORP
filed 1995-11-13
CIK 320515

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 1995     Commission File Number 0-12283

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

                            Statement of Operations
                                 (unaudited)

                              Three Months ending     Six Months ending
                              9/30/95      9/30/94    9/30/95    9/30/94
                             ----------  ---------- ----------  ---------
Product and service revenues $1,000,906 		1,690,525 	2,253,368  2,732,070


Cost of products and services
sold                    		      501,536     827,673  1,173,714  1,295,512
Selling and administrative
expenses               		       431,859     621,669    867,733  1,188,649
Research and development
expenses and software
construction and product
enhancement amortization      	 163,435     192,625    394,213    417,469
                              ---------   ---------  ---------  ---------
                              1,096,830   1,641,967  2,435,660  2,901,630

Operating profit (loss)         (95,924)     48,558   (182,292)  (169,560)

Interest expense, net          (126,710)   (200,077)  (281,123)  (362,945)
Foreign currency gain/loss      142,300       3,410    110,935    (21,730)
Gain on sale of asset                 -           -  1,417,027          -
Income (loss) before taxes    ---------   ---------  ---------  ---------
and extraordinary item          (80,334)   (148,109) 1,064,547   (554,235)

Provision for income taxes	           -           -          -        		-
                              ---------   ---------  ---------  ---------
Income (loss) before
extraordinary item              (80,334)   (148,109) 1,064,547  (554,235)
Extraordinary item-
 gain from debt
restructuring, net of taxes           -           -    397,275         -
                              ---------   ---------  ---------  ---------
Net profit (loss)            $  (80,334)   (148,109) 1,461,822  (554,235)
                              =========   =========  =========  =========

Income (loss) before
extraordinary item                (0.03)       0.05)     (0.34)    (0.18)
Extraordinary item-gain
from debt restructuring,
net of taxes                          -           -       0.13         -
                             ----------   ---------   --------  --------
Income (loss) per share 	         (0.03)      (0.05)    $	0.47 	 $ (0.18)
                             ==========   =========   ========  ========
Weighted average shares
outstanding                   3,094,136   3,094,136  3,094,136 3,094,136

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
	            (continued)

                             Balance Sheets
                 As of September 30, 1995 and March 31, 1995
                               (unaudited)
                                                   Sept-30	   		March-31
ASSETS			                                            1995			      1995
                                                  --------      --------
Current Assets
  Cash                                           	$169,481    		$	27,222
  Receivables
    Trade	                                       		301,235    			494,229
    Related parties			                             398,890    			412,302
    Unbilled contracts                          			122,802     			73,881
                                                  --------      --------
  Total receivables			                             822,927    			980,412

  Inventories
    Finished products	                            	279,285    			359,844
    Work in process                               	405,668    			118,719
    Raw material			                                234,555    		 316,894
                                                 ---------     ---------
  Total inventories			                             919,508 	   		795,457
  Prepaid expenses			                               23,093 		     	4,004
                                                 ---------     ---------
Total Current Assets		                           1,935,009  			1,807,095

Property and Equipment-at Cost
  Furniture and office equipment                   484,053 	   		484,053
  Machinery and plant equipment		                1,273,631  			1,273,631
  Software construction and product
    enhancement			                               7,108,273  			8,974,113
                                                 ---------    ----------
                                              			8,865,957 			10,731,797
  Less accumulated accumulated depreciation
    and amortization                          			7,203,412     8,151,171
                                                 ---------     ---------
                                                 1,662,545  			2,580,626

                                                ----------    ----------
                                						 								$	3,597,554 		$	4,387,721
                                                ==========    ==========


The accompanying notes are an integral part of these financial statements.

                              - 4 -
Item 1- Financial Statements
             (continued)
                               Balance Sheets
                 As of September 30, 1995 and March 31, 1995
                                (unaudited)
                                                 Sept-30		   	March-31
LIABILITIES		                                      1995	      		1995
                                               ---------      ---------
Current Liabilities
  Short term notes payable and current        $  709,612     $  622,874
    maturities of long-term debt
  Accounts payable - trade                       847,722        778,994
  Accounts payable - related parties		           776,645     			806,466
  Deferred income		                              222,491     			172,969
  Accrued liabilities
    Salaries and wages		                         148,725     			158,853
    Property and payroll taxes                    85,585     			100,900
    Interest, commissions and other              317,309     			623,044
                                               ---------      ---------
  Total Accrued Liabilities		                    551,619     			882,797
                                               ---------      ---------
Total Current Liabilities		                    3,018,089 	  		3,264,100

Long-Term obligations, less current
  maturities  		                               3,953,675 		  	6,018,761

Deferred Rent  		                                323,248   		  	354,140

SHAREHOLDERS' EQUITY (DEFICIT)

  Common shares                                   62,674         62,674
  Additional paid-in capital                   5,726,881      5,726,881
                                               ---------      ---------
                                             		5,789,555   			5,789,555

  Accumulated deficit		                       (9,577,013)			(11,038,835)
                                              -----------   ------------
Total Shareholders' Deficit  		               (3,787,458) 			(5,249,280)
                                              -----------   ------------
                                       						$	3,597,554  		$	4,387,721
                                              ===========   ============

The accompanying notes are an integral part of these financial statements.

                                - 5 -
Item 1- Financial Statements
            (continued)

                   Statement of Shareholders' Equity (Deficit)
                   For the six months ended September 30, 1995
                                  (unaudited)

				                                 Additional
                          Common		   Contributed		   Accumulated
                          Shares		    Capital		        Deficit		   Total
                        --------   -----------   -------------  -----------
Balance,March 31, 1995  $ 62,674   $ 5,726,881   $ (11,038,835) $(5,249,280)

Net income for period                                1,461,822  		1,461,822
 								               --------   -----------    ------------- ------------
Balance, Sept 30, 1995 	$	62,674 	 $	5,726,881    $	(9,577,013)	$(3,787,458)
                        ========   ===========    ============= ============

The accompanying notes are an integral part of these financial statements.

Item 1- Financial Statements
            (continued)

                             Statement of Cash Flows
                        For the six months ended June 30,
                                  (unaudited)
                                                        1995		      1994
                                                   ------------  -----------
Cash provided by operations
  Net profit (loss) for period                      $	1,461,822  $	(554,235)
  Adjustments to reconcile net income to cash from
 	 	operations:
			 Gain from sale of rights to software	           	(1,417,027)       	-
    Gain from debt restructuring                       (397,275)        -
 		 Depreciation and amortization                        32,069      78,366
    Amortization of software construction
      and product enhancements                          383,058     417,469
  	 Amortization of stock options		                      31,572    		31,572
    Provision for bad debt		                                -       		6,000
    Provision for obsolete inventory		                   18,000     	30,000
    Amortization of deferred income                   	(128,645)  	(129,608)
    Foreign currency (gain) loss and other             (110,935) 	   21,732

  Increase (decrease) in cash due to changes in:
    Accounts receivable 		                              158,187   	(509,235)
    Inventories	                                       (142,051)    404,843
    Prepaid expenses		                                  (19,089)  		(28,264)
    Accounts payable		                                  149,842 		  (59,150)
    Accrued liabilities                                		66,097   		162,045
    Accrued rent                                        (30,892)    (19,891)
    Deferred income                                     178,167     243,037
                                                       --------    --------
      Net cash provided by operations                   232,900      94,681

Cash used in investment activities-	Increase in
  software construction and product enhancements        (80,721)    (62,480)

Cash used in financing activities- payments on
  debt obligations                                      	(9,920)  		(39,911)
                                                              0
                                                        -------    --------
Increase (decrease) in cash 		                          142,259   		 (7,710)
Cash - beginning of period		                             27,222 		   22,686
                                                        -------    ---------
Cash - end of period	                                 $ 169,481    	$14,976
                                                        =======     ========
Interest paid during period, net of capitalization    $ 169,315     162,461
                                                        =======     =======

The accompanying notes are an integral part of these financial statements.

                                 - 7 -
Item 1- Financial Statements
               (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly Zonic's financial position at September 30, 1995 and the results of operations and cash flows for the three and six month periods ended September 30, 1995 and 1994. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1995. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2. Affiliated Company

The Company along with A&D Company Ltd. has formed Zonic A&D Company with each owning 50% to market its products. Revenue from sales to Zonic A&D Company by the Company for the three month periods ended September 30, 1995 and 1994 were $525,601 and $1,111,658 respectively. Similar sales for the six month periods then ended were $1,056,392 and $1,893,786. Zonic A&D Company realized a profit of $27,561 and $32,774 respectively for the three months ended September 30, 1995 and 1994 and a profit of $36,694 and $67,829 respectively for the six month periods then ended.

The Company accounts for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in the company, including the amounts the Company has committed to fund the operations. The current and prior year period profits are not recorded as these amounts offset unrecorded losses. Zonic A&D Company incurred substantial losses prior to 1994 which were recorded in those years to the extent the Company was at risk to fund these losses.

Item 2:  Management's Discussion and Analysis

Results of Operations

Product and Services Revenue decreased by $689,619, or 41% for the three months ended September 30, 1995 and $478,702, or 18% for the six months ended September 30, 1995 when compared to the same periods of the prior year. Decreases in sales of the Company's WS 7000, Excite, and Lazon products were partially offset by an increase in sales of WCA products.

Order backlog amounted to $743,000 at September 30, 1995 compared with $1,056,000 at September 30, 1994.

Costs of products and services sold were 50% and 52% respectively of products and services revenues for the three and six months ended September 30, 1995, versus 49% and 47% respectively for the prior year. This increase in costs is the result of lower profit margins on two large WS 7000 sales this year and unusually high profit margins on WCA sales during the second quarter of last year. Profit margins on all other sales for the current three and six month periods were consistent with those of the prior year.

Selling and administrative expenses decreased by 31% and 27% respectively for the three and six month periods ended September 30, 1995 versus the same periods in the prior year. Approximately $48,000 of this decrease was due to the collection of an account written off in prior periods with the remainder of the decrease due to lower operation costs of the new facilities and less commissions to sales representatives. Despite these decreases, expenses were 43% of products and services revenues for the current three month period versus 37% the prior year as the result of the decline in revenues during the current three month period. For the six months ended September 30, 1995, selling and administrative expenses were 39% of products and services revenues compared with 44% in the prior year.

Research and development expenses and software construction amortization decreased by 15% and 6% during the three and six months ended September 30, 1995 compared to the same periods of the prior year. These declines are due to less amortization expense as a result of the sale of the Company's interest in the WCA Product in June of this year. Current year product development activity has remained at a level consistent with that of the prior year. See "Gain on Sale of Asset" below and "Software Construction and Product Development" under Liquidity and Capital Resources.

Interest expense for the three months ended September 30, 1995 decreased to $126,710 versus $200,077 for the same period in the prior year due to reduced borrowing levels as the result of Company's restructuring of its bank loans during the fourth quarter of last year and the Company using proceeds from the sale of its interest in the WCA Product to repay loans to A&D Company during the current year. The effect of this decrease in borrowings was partially offset by fees related to the sale of trade accounts receivable and higher interest rates. (See Liquidity and Capital Resources). There was no capitalized interest related to borrowings used to fund product development expenditures during the current or prior year three month period.

For the six months ended September 30, 1995 and 1994, interest expense amounted to $281,123 and $362,945 net of capitalized interest of $5,000 and $8,000, respectively.

Foreign Currency gains were $142,300 and $110,935, respectively for the three and six months ended September 30, 1995 compared to $3,410 and a loss of $21,370, respectively for the same periods of the prior year. The current year gains are due to the significant increase in value of the dollar against the Japanese yen during the three month period ending September 30, 1995.

Gain on Sale of Asset- In June, 1995, the Company sold its 40% ownership rights in the WCA Product to A&D Company Ltd. The gain on sale of this asset is shown net of the unamortized portion of Capitalized Development for the WCA product. The terms of the sales agreement included a purchase price of $2,000,000, elimination of the Control Right in the Credit Agreement with A&D Company, Ltd. dated December 7, 1992, exclusive marketing rights to the WCA Product in the Western Hemisphere, and forgiveness of unpaid interest totaling $397,275 on loans payable to A&D Company Ltd. (See Liquidity and Capital Resources).

Income taxes - Income taxes of $497,019 for the six months ended September 30, 1995 have been offset by net operating loss carry forwards. At March 31, 1995, the Company has $5,970,000 in loss carry forwards which may be used to offset future income taxes. Also, the Company had tax credits of $674,000 as of March 31, 1995 which are currently available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time.

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

Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at September 30, 1995 and March 31, 1995 were $1,558,819 and $2,444,130, respectively. This decrease included $582,973 related to the sale of the WCA Product. Cash outlays for software construction and product enhancement projects were $80,720 for the six months ended September 30, 1995 compared to $62,480 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.

Working Capital and Cash Flow

The Company's working capital increased from a negative $1,457,005 at March 31, 1995 to a negative $1,173,080 at September 30, 1995 and its current ratio increased from .55 to .62. This improvement was due to the forgiveness of accrued interest totaling $397,275 associated with the sale of the WCA Product during the period.

The Company's cash flows from operations amounted to $232,899 for the six months ended September 30, 1995. Proceeds of $2,000,000 from the sale of the WCA Product were used to retire long-term debt payable to A&D Company LTD.

In conjuction with this payment, the remaining principal amount of loans payable to A&D Company, Ltd. includes $480,000 which is due June 30, 1997 and $90,000 which is due April 1, 1996.

Sale of Trade Accounts Receivable

The Company sells certain trade receivables and pays a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables for the three and six month periods ended September 30, 1995 were $74,703 and $437,941, respectively. At September 30, 1995, the amount of receivables uncollected from customers which reduced the amount of receivables carried on the balance sheet was $112,840 and such amount has reduced the amount of receivables reported on the balance sheet.

General

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company has no available sources for additional borrowings at this time. The Company must raise and is actively seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, make interest and principle payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

Part II-Other Information

Item 6:  Exhibits and Reports on Form 8-K

Exhibit 11-	Computation of earnings per common share - see Statements of
            Operations.

Exhibit 27  Financial Data Schedule

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

Dated:  November 13, 1995