Form 10-Q
period 1995-12-31
ZONIC CORP
filed 1996-02-12
CIK 320515

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  December 31, 1995    Commission File Number 0-12283


ZONIC CORPORATION
(Exact name of Registrant as specified in its charter)


Ohio                                  31-0791199
----                                  ----------
(State of Incorporation)              (I.R.S. Employer Identification Number)


50 West Technecenter Drive, Milford, Ohio   45150
-----------------------------------------   ------

(address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code:  (513) 248-1911


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

Yes ____X_____      No _________

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                     3,044,136
                                     ---------

Part I: Financial Information
Item I: Financial Statements

                      ZONIC CORPORATION
                  STATEMENTS OF OPERATIONS
          For the Three & Nine Month Periods Ended December 31


                                Three Months Ended    Nine Months Ended
                                12/31/95 12/31/94     12/31/95 12/31/94
                                __________________    _________________

Products and
  service revenues           $  421,623 $ 1,321,710 $ 2,674,991 $ 4,053,777


Cost of products and
  services sold                 204,456     623,286   1,378,169   1,918,798
Selling and administrative
  expenses                      381,942     568,182   1,249,677   1,756,826
Research and development
  expenses and software
  construction and product
  enhancement amortization      155,470     208,734     549,682     626,203
Costs related to
  management change and
  product discontinuance        455,682       -         455,682         -
                             __________   _________   _________   __________
                              1,197,550   1,400,202   3,633,210   4,301,827

Operating loss                 (775,927)    (78,492)   (958,219)   (248,050)

Interest expense, net          (106,381)   (197,465)   (387,504)   (560,411)
Foreign currency gain (loss)     23,692      12,856     134,627      (8,874)
Gain on sale of asset                -           -    1,417,027          -
                              __________   _________   _________   _________
Income (loss) before taxes
  and extraordinary item       (858,616)   (263,101)    205,931    (817,335)

Provision for income taxes           -           -           -           -
                              __________   _________   _________   _________
Income (loss) before
  extraordinary item           (858,616)   (263,101)    205,931    (817,335)

Extraordinary item-
  gain from debt
  restructuring, net
  of taxes                           -           -      397,275          -
                              __________   _________   _________   _________
Net profit (loss)            $ (858,616) $ (263,101)  $ 603,206  $ (817,335)
                             ===========   =========  =========   ==========

Income (loss) before
  extraordinary item            $ (0.28)    $ (0.09)    $  0.06     $ (0.26)
Extraordinary item
  gain from debt
  restructuring, net
  of taxes                           -            -        0.13          -
                              __________   _________   _________   _________
Income (loss) per share         $ (0.28)    $ (0.09)    $  0.19     $ (0.26)

Weighted average shares
  outstanding                 3,093,580   3,094,136   3,093,951   3,094,136


The accompanying notes are an integral part of these financial statements.

Part I: Financial Information
Item I: Financial Statements (continued)

                      ZONIC CORPORATION
                       BALANCE SHEETS
                As of December 31, 1995 & March 31, 1995


                                          December-31        March-31
ASSETS                                       1995             1995

Current Assets
  Cash                                  $     169,983      $      27,222
  Receivables
    Trade                                     534,063            568,110
    Related parties                           401,748            412,302
                                            ---------          ---------
  Total receivables                           935,811            980,412
  Inventories
    Finished products                         197,993            359,844
    Work in process                           324,289            118,719
    Raw material                              245,300            316,894
  Total inventories                           767,582            795,457
  Prepaid expenses                             27,134              4,004
    Total Current Assets                    1,900,510          1,807,095
                                          ===========         ==========
Property and Equipment-at Cost
  Furniture and office equipment              480,707            484,053
  Machinery and plant equipment             1,285,408          1,273,631
  Software construction and
    product enhancement                     7,094,360          8,974,113
                                          -----------         ----------
                                            8,860,475         10,731,797
  Less accumulated depreciation
    and amortization                        7,367,306          8,151,171
                                          -----------         ----------
                                            1,493,169          2,580,626
                                          -----------         ----------
    Total Assets                         $  3,393,679       $  4,387,721
                                          ===========         ==========






The accompanying notes are an integral part of these financial statements.

Part I: Financial Information
Item I: Financial Statements (Balance Sheets continued)

                               ZONIC CORPORATION
                                BALANCE SHEETS
                   As of December 31, 1995 & March 31, 1995

                                           December-31       March-31
LIABILITIES                                    1995            1995

Current Liabilities
  Short-term notes payable and current
    maturities of long-term debt         $  1,004,524        $   622,874
    Accounts payable - trade                  857,017            778,994
  Accounts payable - related parties          702,872            806,466
  Deferred income                             471,232            172,969
  Accrued liabilities
    Salaries and wages                        164,326            158,853
    Property and payroll taxes                 95,385            100,900
    Interest, commissions and other           456,313            623,044
                                          -----------         ----------
      Total Accrued Liabilities               716,024            882,797
                                          -----------         ----------
      Total Current Liabilities             3,751,669          3,264,100

Long-Term Obligations,
  Less Current Maturities                   3,979,991          6,018,761

Deferred rent                                 308,093            354,140

SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares                                61,674             62,674
Additional paid-in capital                  5,727,881          5,726,881
                                          -----------         ----------
                                            5,789,555          5,789,555

  Accumulated deficit                     (10,435,629)       (11,038,835)
                                          -----------        ------------
      Total Shareholders' Deficit.         (4,646,074)        (5,249,280)
                                          -----------        ------------

      Total Liabilites and
      Shareholders' Equity (Deficit)     $  3,393,679       $  4,387,721
                                          ===========         ===========






The accompanying notes are an integral part of these financial statements.

Part I: Financial Information
Item I: Financial Statements (continued)



                                ZONIC CORPORATION
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the nine months ended December 31, 1995

                                       Additional
                            Common     Contributed    Accumulated
                            Shares       Capital        Deficit      Total
                          ----------  -----------   ------------   --------

Balance, March 31, 1995    $ 62,674  $5,726,881  $(11,038,835)  $(5,249,280)

Contributed common shares    (1,000)      1,000                           0

Net income for period                                 603,206       603,206
                           --------  ----------   ------------  -----------

Balance, December 31, 1995 $ 61,674  $5,727,881 $(10,435,629)  $(4,646,074)
                            =======   =========  ============  ============


























The accompanying notes are an integral part of these financial statements.

Part I: Financial Information
Item I: Financial Statements (continued)


                          ZONIC CORPORATION
                      STATEMENTS OF CASH FLOWS
            For The Nine Month Periods Ended December 31,

                                                   1995            1994
                                                 -------        ---------
Cash provided by operations
  Net profit (loss) for period              $    603,206      $ (817,335)
  Adjustments to reconcile net
  income to cash from operations
    Gain from sale of rights to software      (1,417,027)             -
    Gain from debt restructuring                (397,275)             -
    Depreciation and amortization                 44,066          93,715
    Amortization of software construction
      and product enhancements                   537,951         626,203
    Amortization of stock options                 47,358          47,358
    Costs related to management change and
      product discontinuance                     455,682              -
    Provision for obsolete inventory              27,000          45,000
    Amortization of deferred income             (200,876)       (216,748)
    Foreign currency gain and other             (134,627)         (6,140)

  Increase (decrease) in cash due
   to changes in
    Accounts receivable                           45,654        (125,627)
    Inventories                                 (214,118)        442,381
    Prepaid expenses                             (23,130)        (13,447)
    Accounts payable                             109,057        (116,516)
    Accrued liabilities                           79,390         208,513
    Accrued rent                                 (46,047)        (39,879)
    Deferred income                              499,139         272,908
                                              ----------       ----------
       Net cash provided by operations            15,403         400,386

Cash provided by (used in)
  investment activities
    Purchase of equipment                        (11,777)        (22,171)
    Sale of fixed assets                               0          36,169
    Increase in software construction and
      product enhancements                      (145,856)        (72,874)
                                              ----------       ----------
       Net cash used in investment activities   (157,633)        (58,876)

Cash provided by (used in)
  financing activities
    Additions to debt obligations                300,000               0
    Payments on debt obligations                 (15,009)        (62,321)
                                               ----------      ----------


       Net cash provided by (used in)
       financing activities                      284,991         (62,321)

Increase in cash                                 142,761         279,189
Cash - beginning of period                        27,222          22,686
                                             ----------       ----------
Cash - end of period                           $ 169,983       $ 301,875
                                             ===========      ==========
Interest paid during period,
  net of capitalization                        $ 254,111       $ 286,706
                                             ===========      ==========



The accompanying notes are an integral part of these financial statements.

Part I:  Financial Information
Item I:  Financial Statements (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (including all normal recurring adjustments) necessary to present fairly Zonic's financial position at December 31, 1995 and the results of operations and cash flows for the three and nine months ended December 31, 1995 and 1994. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders on Form 10-K for the year ended March 31, 1995. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2. Affiliated Company

The Company and A&D Company Ltd. have formed Zonic A&D Company to market its products, with each owning 50%. Revenue to the Company from Zonic A&D Company sales for the three months ended December 31, 1995 and 1994 was $288,128 and $824,381, respectively. Revenue for the nine months then ended was $1,344,520 and $2,718,166. Zonic A&D Company experienced a profit of $186 and $52,534, respectively, for the three months ended December 31, 1995 and 1994 and a profit of $36,880 and $120,364, respectively, for the nine months then ended.

The Company accounts for its portion of the earnings of this company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in this company, including the amounts the Company has committed to fund the operations. The current and prior year period profits are not recorded, as these amounts offset unrecorded losses from prior periods. Zonic A&D Company incurred substantial losses prior to 1994; the Company's portion of these losses were recorded in those years to the extent the Company was at risk to fund these losses.

3. Resignation of President and Product Discontinuance

On December 27, 1995, the Board of Directors of the Company accepted the resignation of Gerald J. Zobrist as President and Chief Executive Officer effective December 31, 1995. At the same time, the Board of Directors elected James B. Webb to succeed Mr. Zobrist as President and Chief Executive Officer of the Company. Mr. Zobrist retains his ownership in the Company, less 50,000 shares which he surrendered to the Company without compensation, remains on the Company's Board of Directors, and no longer personally guarantees any loans received under the Credit Agreement with A&D Company Ltd. The Company has recorded $156,640 as costs related to his resignation. Also, the Company recorded an expense of $299,042 for the write-off of a development project that will not be completed.

4. Short-Term Notes Payable

In December, 1995, the Company borrowed $300,000 from A&D Company, Ltd. (A&D). This amount is repayable on or before February 29, 1996. This additional borrowing exceeds the borrowing limit under the Credit Agreement, dated December 7, 1992, which was reduced from $6,000,000 to $4,000,000 under the terms of Sale of the Company's ownership interest in the WCA Product to A&D in June, 1995. A&D has waived this borrowing as a violation of the Credit Agreement.

Part I:  Financial Information
Item 2:  Management's Discussion and Analysis

Results of Operations

Product and Services Revenue decreased by $900,087, or 68%, for the three months ended December 31, 1995, and $1,378,786, or 34%, for the nine months ended December 31, 1995 when compared to the same periods of the prior year. Sales decreased in all product lines as the Company experienced delays in receiving orders, particularly from the international markets. The Company received an order before the end of the current period for one of its Machinery Monitoring Systems with a sales value of approximately $1,127,000. No sales revenue associated with this order has been recorded. Revenue from this order will be recorded on the percentage of completion method over a period of approximately nine months in accordance with the Company's revenue recognition policies.

Order backlog amounted to $1,678,000 at December 31, 1995 compared with $1,039,000 at December 31, 1994.

Costs of products and services sold were 48% and 52%, respectively, of products and services revenues for the three and nine months ended December 30, 1995 versus 47% for the same periods of the prior year. The increase in year-to-date costs is due mainly to lower profit margins on two Workstation 7000 sales recorded earlier this fiscal year. Profit margins on all other sales for the current three and nine month periods were consistent with those of the prior year.

Selling and administrative expenses decreased by 33% and 29%, respectively, for the three and nine months ended December 31, 1995 versus the same periods for the prior year. The decline was due mainly to lower operating costs of the new facilities and lower commissions to sales representatives, as a result of lower sales. Despite these decreases, because of the significant declines in revenues during the current three and nine month periods, expenses were 91% and 47%, respectively, of products and service revenues for the current three and nine months versus 43% for the same periods of the prior year.

Research and development expenses and software construction amortization decreased by 26% and 12% during the three and nine months ended December 31, 1995 compared to the same periods of the prior year. These declines are due to less amortization expense as a result of the sale of the Company's interest in the WCA Product in June of this year but has been partially offset by an increase in product development activity this year over that of the prior year. See Gain on Sale of Asset in this Section below and Software Construction and Product Development under Liquidity and Capital Resources.

Costs related to management change and product discontinuance consist of $156,640 related to the resignation of the President (See Resignation of President under Notes to the Financial Statements), and a write-off of $299,042 for a development project that will not be completed as the result of the Company's decision to focus on other opportunities. $79,049 of this write-off relates to capitalized software construction costs and $219,993 to work-in-process inventory. See Working Capital and Cash Flow and Software Construction and Product Development under Liquidity and Capital Resources.

Part I:  Financial Information
Item 2:  Management's Discussion and Analysis (Continued)

Interest expense for the three months ended December 31, 1995 decreased to $106,381 versus $197,465 for the same period of the prior year due to reduced borrowing levels as the result of the Company restructuring its bank loans during the fourth quarter of last year and the use of proceeds from the sale of its interest in the WCA Product in June of this year. The effect of this decrease in borrowings was partially offset by the sale of trade accounts receivable and higher interest rates earlier this year. (See Liquidity and Capital Resources). There was no capitalized interest related to borrowings used to fund product development expenditures during the current or prior year three month period. For the nine months ended December 31, 1995 and 1994, interest expense amounted to $387,504 and $560,411 net of capitalized interest of $5,000 and $12,000, respectively.

Foreign currency gains were $23,692 and $134,627, respectively, for the three and nine months ended December 31 1995 compared to $12,856 and a loss of $8,874, respectively, for the same periods of the prior year. The current year gains are due to the continuing increase in value of the dollar against the Japanese yen.

Gain on the sale of asset- In June, the Company sold its 40% ownership rights in the WCA Product to A&D Company Ltd. The gain on the sale of this asset is net of the unamortized portion of Capitalized Development for the WCA product. The terms of the sales agreement include a purchase price of $2,000,000, elimination of the Control Rights in the Credit Agreement with A&D Company Ltd. dated December 7, 1992, exclusive marketing rights to the WCA Product in the Western Hemisphere, and forgiveness of unpaid interest totaling $397,275 on loans payable to A&D Company Ltd. (See Liquidity and Capital Resources).

Income taxes - Income taxes of $205,090 for the nine months ended December 31, 1995 have been offset by net operating loss carryforwards. At March 31, 1995, the Company had $5,970,000 in loss carryforwards which may be used to offset future income taxes. Also, the Company had tax credits of $674,000 as of March 31, 1995 which are currently available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time

Extraordinary item - gain from debt restructuring, net of taxes consists of the forgiveness of accrued interest on loans to the Company made by A&D Company Ltd. under the Credit Agreement between the Company and A&D Company Ltd. dated December 7, 1992.

Part I:  Financial Information
Item 2:  Management's Discussion and Analysis (Continued)

Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 1995 and March 31, 1995 were $1,390,013 and $2,444,130, respectively. This decrease includes product discontinuance costs of $79,049 and $582,973 related to the sale of the WCA Product earlier this year. Cash outlays for software construction and product enhancement projects were $145,856 for the nine months ended December 31, 1995 compared to $72,874 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.

Working Capital

The Company's working capital decreased from a negative $1,457,005 at March 31, 1995 to a negative $1,851,159 at December 31, 1995 and its current ratio decreased from .55 to .51. The decline in working capital was attributed primarily to an increase in short-term loans. An increase in other current liabilities of approximately $151,000 relating to the President's resignation was offset by the forgiveness of accrued interest totaling $397,275 included in the sale of the WCA Product earlier this year. Despite the effect of the product discontinuance costs mentioned earlier, work-in-process inventory increased in anticipation of the orders received at the end of the current period.

Cash Flow and Loans

The Company's cash flow from operations were $15,403 for the nine months ended December 31, 1995. The Company received loans under its Credit Agreement with A&D Company Ltd. totaling $300,000 during the current three months. These amounts are repayable by February 29, 1996. Earlier this year, the Company used proceeds of $2,000,000 from the sale of the WCA Product to retire long-term debt payable to A&D Company Ltd. In conjunction with this payment, the remaining principal amount of loans payable to A&D Company Ltd., excluding the most recent borrowings of $300,000, includes $480,000 which is due June 30, 1997 and $90,000 which is due April 1, 1996. Also, the Company used net cash of $145,856 for software construction and product enhancements during this period.

The Company sells certain trade receivables and pays a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables for the current nine months were $482,984. All receivables sold were collected at December 31, 1995.

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company must raise, and is actively seeking, additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, make payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. On January 31, 1996, the Company repaid $100,000 of the loans from A&D Company Ltd. which are repayable by February 29, 1996. The Company believes that these remaining loans will be extended if not repaid by that date.

PART II: Other Information
Item 6:  Exhibits and Reports on Form 8-K

Exhibit 11: Computation of earnings per common share - see Statements of Operations

Reports on Form 8-K:  None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:________________________________________________
    James B. Webb
    President and Chief Executive Officer



By:________________________________________________
    John H. Reifschneider
    Controller


Dated:  February 12, 1996

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By: / s /  James B. Webb
   James B. Webb
   President and Chief Executive Officer



By: / s /  John H. Reifschneider
   John H. Reifschneider
   Controller


Dated:  February 12, 1996





Page

	Zonic Corporation Form 10-Q
	Fiscal Quarter ended December 31, 1995



Page

	Zonic Corporation Form 10-Q
	Fiscal Quarter ended December 31, 1995