Form 10-K
period 1996-03-31
ZONIC CORP
filed 1996-06-28
CIK 320515

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1996.
Commission file number 0-12283.

                               ZONIC CORPORATION

(Exact name of registrant as specified in its charter)

           Ohio                                     31-0791199
_______________________________           ________________________
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

Park 50 TechneCenter, 50 W. TechneCenter Drive, Milford, Ohio  45150-9777
______________________________________________________________________________

(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (513) 248-1911

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, Without Par Value
______________________________________________________________________________
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was $468,296.

The number of shares outstanding of the registrant's Common Shares as of March 31, 1996 was 3,044,136.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the August, 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                 PART I

Item 1.  Business.

General

     Zonic Corporation designs, manufactures and markets fully integrated standard systems used to analyze and predict noise and vibration characteristics of mechanical structures. The Company utilizes a number of technologies in its systems, including digital signal processing, high speed multichannel data acquisition and processing, structural modal analysis, noise analysis, and computerized machinery monitoring.

     The Company's systems are used world-wide in engineering testing and machinery condition monitoring. The Company's testing systems are designed to enable engineers engaged in the product design process to shorten development time and improve product quality by evaluating and redesigning products without the cost and delay associated with constructing physical prototypes. The Company's monitoring systems allow operators of turbines, compressors and other large rotating machinery to monitor wear, schedule maintenance before failures occur and optimize operating performance. The Company's systems have also been used in the field of non-destructive production testing. These systems are designed to provide a cost effective method to improve product quality by allowing for one hundred percent inspection of component parts.

Industry-Applications and Technology

     Engineering Testing. Increasing global competition in the industries served by the Company has made the development and introduction of new products on a timely, cost effective basis vital to a manufacturer's success. As a result, product design engineers are constantly challenged to shorten product design cycles and improve product quality. Computer Aided Engineering
(CAE) systems are vital tools in helping engineers achieve these goals.

     Lack of noise and vibration are key measures of product quality. Traditional methods of assessing noise and vibration characteristics of a product involve the costly and time consuming process of building, testing and revising physical prototypes. In contrast, CAE systems allow new products to be evaluated and redesigned through the use of computer software. Once an acceptable design has been developed, an actual prototype can be tested to confirm the computerized analysis. This change can significantly reduce the amount of time required to design new products.

     Machinery Monitoring Systems (MMS). Turbines, compressors and other types of large, rotating machinery designed to operate continuously for many years are used extensively in the petrochemical and power generation industries. Breakdown of the machinery can be extremely expensive, both in terms of lost production and repair cost.

     Machinery Monitoring Systems utilize high-speed digital signal processing technology and sophisticated monitoring software to continuously monitor vibration, temperature, pressure and flows in this type of machinery. Current operating characteristics can be compared to a "baseline" obtained when the machine was new. This comparison can be used to monitor wear in bearings, blades, and other parts, and to predict failures. The analysis can be conducted automatically without the presence of a skilled engineer at the equipment site. Predictions can be used to schedule maintenance before catastrophic breakdowns occur.

     Monitoring large, rotating machinery requires rapid collection, management, and analysis of vast amounts of data. Once this data is available, it can be used to monitor the performance and efficiency of the machinery. Machinery Monitoring Systems can be developed to adjust operating parameters of the equipment to maximize output and minimize fuel cost.

     Non-Destructive Testing (NDT). Demands for high quality products are forcing manufacturers to find ways to eliminate defects in parts used in the assembly of their products. Interest is growing in using 100 percent parts inspection as a method of accomplishing this goal. Although a variety of techniques are available to inspect parts, vibration analysis systems offer several important benefits. Vibration analysis systems are designed to be inexpensive, efficient, and allow detection of cracks and internal flaws in a part that cannot be detected by physical inspection.

     When a vibration analysis system is used for non-destructive production testing, the vibrational characteristics of an approved part are measured and used as a baseline. As each part is produced, it is tested and compared to this baseline. Parts that do not match can be rejected or more thoroughly inspected.

     The Company believes that its expertise in acquisition and analysis of vibration data position it well to take advantage of these opportunities in the non-destructive testing field. For example, the Company's systems have been used by automotive parts suppliers to conduct non-destructive testing of steering knuckles, drive shaft yokes and other automobile components.

Relationships

     In 1988, the Company established a relationship with A&D Company Ltd. (A&D), a Japanese instrument manufacturer. As part of this relationship, A&D acquired a 28% ownership interest in the Company; and the Company and A&D engaged in joint product development and marketing efforts. The Company benefited from this relationship, as funding and hardware manufacturing expertise supplied by A&D coupled with the Company's expertise in the design of hardware and software used in noise and vibration analysis systems enabled the Company to expand its product development and marketing efforts, which included the World Class Analyzer product line ("WCA Product"), previously owned 60% by A&D and 40% by the Company.

     In December 1992, the Company entered into a Credit Agreement (the "Credit Agreement") with A&D, whereby the Company had borrowed up to an aggregate of $2,480,000 in loans from A&D. As consideration for the making of loans and issuance of guaranties under the Credit Agreement by A&D, the Company granted A&D a stock option for 1,000,000 shares of the Company's common stock (the "Common Stock") and executed a Control Agreement (the "Control Agreement") whereby the Company granted A&D the right to purchase a sufficient number of shares of the Common Stock to give A&D a majority of all the then issued and outstanding shares of Common Stock in the event the Company violates the Credit Agreement.

     In June 1995, the Company sold its 40% interest in the WCA Product to A&D, the owner of the remaining 60% ownership interest in the WCA Product, pursuant to a WCA Rights Sale Agreement. The Company's ownership interest in the WCA Product sold to A&D included intellectual property, know-how, drawings, source and machine executable software, manufacturing drawings, manufacturing fixtures, manufacturing procedures, and marketing and distribution rights.

     The Company sold its 40% interest in the WCA Product for total consideration of $2,397,275. $2,000,000 represents the purchase price and was used to repay a portion of existing indebtedness to A&D under the Credit Agreement. The remaining $397,275 constituted accrued but unpaid interest on loans made by A&D to the Company which was forgiven by A&D. The purchase price was determined through arms-length negotiation and was based upon the following factors: (1) an analysis of estimated WCA Product sales over a five-year period; (2) a calculation of the Company's 40% interest in the estimated WCA Product sales; (3) future interest expense reduction resulting from the interest forgiveness and reduced debt outstanding; and (4) the amount of the debt reduction.

     In conjunction with the sale of the Company's interest in the WCA Product, the credit limit under the Credit Agreement was reduced from $6,000,000 to $4,000,000. Borrowing by the Company under the Credit Agreement currently consists of $3,500,000 in bank loans guaranteed by A&D and $680,000 in loans made by A&D. A&D has waived this indebtedness in excess of the credit limit as a violation of the Credit Agreement. The Company has no further ability to borrow under the Credit Agreement. In addition, the Control Agreement was terminated, such that A&D no longer has the right to purchase a controlling interest in the Company. (See Note D of Notes to Financial Statements.)

     The Company and A&D also entered into an Amendment to the Distribution Agreement (the "Amendment") which added the WCA Product to the existing Product Distribution Agreement, dated October 7, 1988, between the Company and A&D. Pursuant to the Amendment the Company and A&D agreed to customize certain operational features of the WCA Product software and provide the Company with technical information and advice. A&D also granted the Company the right to configure, assemble, test and support WCA systems for sale to end users or agents, as well as an unlimited license to manufacture all printed circuit boards, assemblies and other items which are specific to the construction of WCA Portable systems.

     In April 1991, the Company entered into a marketing agreement with Structural Dynamics Research Corporation ("SDRC"), a leading supplier of computer aided engineering software, to market three software products developed by SDRC for engineering testing applications. The use of these software products with the Company's Workstation 7000 multichannel signal processors enhances the capabilities of these systems in engineering testing applications.

In February 1996, the Company entered into an OEM Distribution and Confidentiality Agreement (the "Spectral Agreement") with Spectral Dynamics, Inc. ("Spectral"). Pursuant to the Spectral Agreement, Spectral markets and distributes certain of the Company's manufactured equipment on a non-exclusive basis. The Company and Spectral also agreed in the Spectral Agreement to join forces to identify and develop new products.

Products

     Noise and vibration systems require both hardware and analysis software. Unlike many of its competitors, the Company designs and manufactures fully-integrated standard systems that can be used without additional equipment.

     The capability of a noise and vibration analysis system is typically ranked by the number of channels of data that can be collected simultaneously. A channel generally corresponds to data measured at a single point on a structure. The Company offers a full range of systems from single channel systems to those that can acquire over 1,000 channels of data simultaneously.

     Engineering Testing Products. The Company offers a broad range of products for use in Engineering Testing applications. These products include:

          - Zonic A&D 3527 Portable Analyzer - The 3527 Analyzer is an economical, hand held single channel unit used for limited data collection in a production plant environment. The 3527 Analyzer sells for approximately $4,000.

          - Zonic A&D 3524/25 Analyzer - These two channel analyzers offer a broad range of pre-programmed analysis functions and are particularly useful for spectrum and noise analysis. This product has a price range of approximately $15,000 to $25,000.

          - Zonic A&D Series 4000 WCA (World Class Analyzer) - The WCA
Product can be configured to acquire 2 to 32 channels of data, has a broad range of analysis capabilities, and a full color graphical user interface. It is integrated with an Apple Macintosh computer which enables it to provide a wide range of display and output options. A WCA Portable model makes it possible to acquire and analyze data at field locations. The WCA Product ranges in price from approximately $25,000 to $100,000. See "Business - Research and Development and Software Construction" for a description of research and development costs; "Business - Relationships."

          - Zonic Medallion Series Mobile FFT Analyzer - This analyzer is a portable, instrument grade, multichannel FFT Analyzer offering an open software environment under Microsoft's Windows 95 and NT operating systems. It provides simultaneous FFT analysis on eight input channels and one output channel. This product has a price range of approximately $13,000 to $20,000.

          - Zonic Workstation 7000 - The Workstation 7000 products generally fall into two size categories, smaller systems which can accommodate 8 to 96 channels of data, and larger systems which can be configured to acquire over 1000 channels of data. These products utilize the Company's proprietary parallel digital signal processing technology which is designed to give it the capability to efficiently acquire, analyze, and manage large quantities of data. The modular design allows the systems to be configured to the customers needs.

     The larger 7000 systems' large capacity for data analysis makes it particularly useful in testing large structures. For example, the system is used by the National Aeronautics and Space Administration ("NASA") to test the space shuttle orbiter and other space vehicles for structural integrity.
These systems sell from $100,000 to more than $2,000,000.

     The smaller 7000 system is used in the automotive and other machinery industries to analyze the properties of moderate-sized structures. These systems range in price from approximately $50,000 to $150,000.

     The 7000 is also designed to interface with CAE (Computer Aided Engineering) software developed by SDRC. The SDRC software performs a variety of engineering functions including testing. The 7000 can be used to acquire the vibration and acoustical data required by the testing programs in the SDRC software. The Company has a marketing and distribution agreement with SDRC. See "Business - Relationships."

          - Zonic PC7000 Multichannel Analyzer and Software Suite - The PC7000 allows the Workstation 7000 to be operated from a PC using the Windows NT operating system and provides the tools to measure, analyze and document noise and vibration problems. This product has a price range of approximately $25,000 to $150,000.

          - Zonic XCITE Hydraulic Exciters - The exciter is a key part of the process for testing the vibrational characteristics of a structure. The exciter applies known, controlled forces to the structure in order to induce vibration, which in turn can be measured and analyzed by one of the systems described above. A variety of XCITE products are offered to provide all types of excitation, with a price range of approximately $35,000 to $100,000.

          - Machinery Monitoring Systems - The Company designs, assembles, and markets systems for machinery monitoring. These products are targeted toward large petrochemical processing and electric power generation plants. Such plants have large rotating compressors and generators that may run continuously for several years. Often this equipment is unattended and is checked infrequently by maintenance personnel.

     The Company's Machinery Monitoring Systems measure vibrational characteristics and operating parameters (pressures, temperatures, speeds, etc.) at predetermined intervals. The systems record, store, organize and analyze massive amounts of data. The systems also perform analytical functions to assist maintenance personnel in monitoring the equipment.

The Company's Machinery Monitoring Systems compare current vibrational characteristics with a baseline determined when the equipment was new. Based on this comparison, the systems are designed to monitor wear and predict possible failure before it occurs. They can also be programmed to broadcast alarms or even shut down the machine if certain parameters exceed predetermined levels. Machinery Monitoring Systems also can be programmed to use the operating data they collect to calculate adjustments to operating parameters that will maximize efficiency and minimize fuel usage.

     Because each large petrochemical and power generation plant is unique, each Machinery Monitoring System is tailored to measure the operational characteristics of specific machines and to meet the needs of each customer. Machinery Monitoring Systems prices range from several hundred thousand to over $2,000,000 depending on the requirements of the installation.

         - Non-Destructive Production Testing Products - Applications of the Company's systems for Non-Destructive Production Testing ("NDT") are numerous. This is a growing market as manufacturers look for ways to improve product quality. One way to improve quality is to eliminate defects in component parts and assemblies. The Company's systems can be used for efficient, cost effective 100% inspection. The price of the Company's Non-Destructive Testing systems range from approximately $20,000 to $25,000 per production line.

Marketing and Distribution

     The Company markets its Engineering Testing and Non-Destructive Testing systems primarily to original equipment manufacturers and suppliers in the aerospace and transportation industries, while its Machinery Monitoring Systems are marketed primarily to petrochemical manufacturing facilities and power generation plants.

     The Company sells its products world-wide. Export sales accounted for 56%, 40% and 45% of the Company's net revenue during the fiscal years ended March 31, 1996, 1995 and 1994, respectively. See Note G of Notes to Financial Statements.

     As part of their relationship, the Company and A&D have jointly established a marketing network to sell both companies' products in various parts of the world. Zonic A&D Company, a general partnership between the Company and a subsidiary of A&D was established in 1988 and markets both companies' products in the Western Hemisphere. A&D sells both companies' products in the Japanese market. The Company sells its own products in the remainder of the world. The Company also has an agreement with Spectral whereby Spectral markets and distributes certain of the Company's manufactured equipment on a non-exclusive basis. See "Business - Relationships."

     Except as described herein, the Company's products are sold directly through independent manufacturers' representatives and agents. Zonic A&D Company employs regional sales managers who handle direct sales and supervise the activities of the Company's manufacturers' representatives and agents.

Major Customers

     During the fiscal year ended March 31, 1996, one customer accounted for 10% or more of the Company's total revenues totaling $396,000 or 11% of total revenues. (See Note H of Notes to Financial Statements.)

Manufacturing and Supplies

     In manufacturing its systems, the Company utilizes custom designed electronic components, custom machined parts and, to the extent feasible, commercially available devices such as integrated circuits, power supplies, servo-valves and CRT monitors. The Company also purchases engineering work stations and personal computers which are used in the assembly of its products.

     The Company purchases several component parts from single source suppliers. If these single source suppliers are unable to supply the Company with needed parts, or to supply them on schedule, material production delays could occur.

Service, Maintenance and Warranty

     The Company provides a one year limited warranty for all hardware products, and a ninety day limited warranty for software products. The Company will repair, or at its option replace, defective products returned to its Milford, Ohio, location. The customer must pay shipping expenses. As an alternative, service technicians employed by the Company will provide repair service at the customer's location if the customer pays travel expenses. Service for products sold overseas is generally provided by the distribution company that sells the Company's product in that country. See "Business - Marketing and Distribution." The Company's warranty expense was 3.1%, 3.0% and 2.8% of revenue for fiscal 1996, 1995 and 1994, respectively.

     The Company also sells extended warranty service contracts. These contracts are for one year and extend the original warranty provisions.
Owners of extended warranty service contracts are also entitled to receive, without additional cost, all software upgrades issued during the year for that product.

Research and Development and Software Construction

     Research and product development and software construction is an important factor in the Company's business. The Company maintains an internal staff of 8 full-time employees for the development of new products and software, as well as the improvement and refinement of its present products and the expansion of their uses and applications. There can be no assurance the Company will be successful in developing new products or software or improving existing products or software. Moreover, there can be no assurance that the introduction of new products or technological developments by others will not materially adversely affect the Company's operations. The Company has significantly reduced its research and product development and software construction during the last three fiscal years.

     Software construction and product enhancement costs totaling $252,000, $276,000 and $738,000 were capitalized during fiscal years 1996, 1995 and 1994, respectively. Software construction and product enhancement amortization expenses for fiscal years 1996, 1995 and 1994 were $722,000, $853,000 and $1,231,000, respectively. The Company expensed $12,000, $35,000 and $406,000 for research and product development for fiscal years 1996, 1995 and 1994, respectively. In addition, the Company wrote off $79,000 and $2,759,000 of previously capitalized costs in the fiscal years ended March 31, 1996 and 1994, respectively. See Note A of Notes to Financial Statements.

Patents

     The Company's primary focus in the area of research and development is the development of data acquisition, digital signal process electronics, and related software. The Company holds three patents. In the opinion of management, the Company's present position and its future progress are a function of the level of excellence and creativity of its technical staff; patent protection is useful, but of secondary importance.

Competition

     The Company markets a full range of standard products for use in analyzing noise and vibration from single channel systems to systems that process over 1,000 channels of data. There are different competitors in each market segment. See "Business - Products."

     Many of the Company's competitors offer only hardware or software components of a noise and vibration analysis system. Thus, a customer purchasing products from those competitors must integrate components in order to have the complete system necessary to conduct noise and vibration analysis. The Company provides its customers with fully integrated systems that include both the hardware and software necessary for the customer to conduct noise and vibration analysis.

     Competition in the market for noise and vibration analysis systems is generally based on product features. Customers select a particular system based on how well they perceive it will meet their particular needs. Price is generally a secondary consideration, although the system selected must fit within the customer's equipment budget. The Company has designed its products with a wide range of capabilities so that those products will meet a variety of customer needs.

     Competitors in the market for one and two channel analyzers include Hewlett-Packard Corporation, Ono Sokki (a Japanese company), Scientific Atlanta Corporation, and Bruel & Kjaer (a Danish company).

     Competitors in the market for the company's mid-range (WCA Product) and large (System 7000) analyzers until recently offered either hardware or software solutions. Competitors selling only hardware include Hewlett-Packard Corporation and Bruel & Kjaer (a Danish company). Suppliers of only software solutions are Spectral Dynamics Corporation, Vibrant Technology Inc., Leuven Measurement Systems NA (a Belgium company), and Structural Dynamics Research Corporation. A combination of hardware from one competitor and software from another is required to compete with one of Zonic's integrated systems. Recently, Leuven Measurement Systems NA, and Data Physics Corporation, have begun to offer turnkey solutions including hardware, software, and system integration.

     Competitors in the market for large Machinery Monitoring Systems include SKF Corporation and Bentley Nevada Corporation. Competitors in this market may also include custom systems developers who develop specialized one-of-a-kind systems.

     Several of the Company's and Zonic A&D Company's competitors, including the above, have financial, technical, research, distribution and personnel resources that exceed those of the Company and Zonic A&D Company. There can be no assurance that the Company and Zonic A&D Company can continue to effectively compete against such companies, or that other competitors will not emerge. Competition is intense in all product lines and, in many cases, requires significant discounts from list prices being passed on to customers.

Product Backlog

     The Company's product and services backlog of orders believed to be firm as of March 31, 1996 and March 31, 1995 were $1,470,000 and $1,574,000, respectively. The backlog for both years includes orders placed by A&D and Zonic A&D Company.

     Generally, orders can be processed and shipped on products not requiring modifications in 15 to 45 days if requested by the customer. Certain orders are processed and shipped on a longer cycle due to customer delivery requests or because of modifications ordered by a customer. Orders are subject to cancellation upon certain conditions.

Employees

     As of March 31, 1996, the Company had 26 employees, exclusive of those employed by Zonic A&D Company. Many of the Company's employees are highly skilled. The Company's continued success will depend in part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are good.

Item 2.  Properties.

     The Company's executive offices and manufacturing facilities, and the executive offices and sales facilities of Zonic A&D Company, are located at Park 50 TechneCenter, 50 West TechneCenter Drive, Milford, Ohio. The leased premises consists of approximately 16,500 square feet of which about 8,000 square feet is office space. The lease also provides the Company with the option to lease additional contiguous space during the term of the lease. The Company anticipates that this facility will accommodate the Company's needs for the near future. The lease for the premises expires December 31, 2000.
In September 1993, the Landlord of the leased premises was granted warrants to purchase up to 100,000 shares of the Company's Common Shares at $2.00 per share in consideration of the Landlord waiving payment of all unpaid rent, late charges, interest and penalty amounts due and owing from the Company as of March 31, 1993 which amounted to $250,000. The warrants expire on March 31, 2000.

     Zonic A&D Company occupies approximately 1,000 square feet of these premises. The Company is providing the space to Zonic A&D Company on a rent-free basis pursuant to the Company's agreement with A&D Co. of Japan.

Item 3. Legal Proceedings.

     The Company and its subsidiaries occasionally are involved in ordinary routine litigation incidental to their business. Neither the Company nor its subsidiaries are involved in any material pending litigation not covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5.  Market For Registrant's Common Equity
         and Related Stockholder Matters.

     (a) The Company's Common Shares were traded in the automated quotation system of the National Association of Securities Dealers, Inc. (NASDAQ) under the symbol "ZNIC". Effective June 18, 1993, the Company's stock price was no longer reported by NASDAQ due to the Company's inability to maintain the minimum capital and surplus required by the NASDAQ listing requirements.

     The Company's Common Shares are currently listed over-the-counter on the "OTC Bulletin Board" through the National Daily Quotation Bureau, Inc.; therefore, there is only limited trading in the Company's Common Shares. Quarterly trading information is not available.

     (b) As of March 31, 1996, there were approximately 622 holders of record of the Company's Common Shares, without par value, the Company's only class of common equity. On March 31, 1996, there were 3,044,136 Common Shares of the Company outstanding.

     (c) The Company did not pay any dividends during the fiscal years ended March 31, 1996 and March 31, 1995.

Item 6.  Selected Financial Data.

     The following financial data is provided for the Company and its subsidiaries for the five preceding fiscal years.

                          1996        1995        1994        1993        1992
                          ____        ____        ____        ____        ____

Net revenues        $3,639,982  $4,860,036  $4,629,665  $7,091,400 $10,302,496

Profit (Loss)
before extra-
ordinary item           (9,969) (1,366,481) (6,135,649) (2,871,008)     93,242

Profit (Loss)          387,306     447,648  (6,135,649) (2,871,008)    469,645

Primary Earnings
Net Profit (Loss)
Per Share               $.13        $.14      $(1.99)      $(.94)       $.15

Fully Diluted
Earnings (Loss)
Per Share:

  Net profit (loss)
  before extra-
  ordinary item              0       $(.44)     $(1.99)      $(.94)       $.03

  Extraordinary
  item - benefit of
  utilization of
  loss carryforward       $.13        $.58         -0-         -0-        $.12

  Net profit (loss)       $.13        $.14      $(1.99)      $(.94)       $.15

Total Assets        $3,242,766  $4,387,721  $5,628,446 $10,924,800 $11,624,928

Long-term
obligations
(including
long-term
debt and
capital
leases less
current
maturities)         $4,070,000  $6,018,761  $7,587,311  $7,689,571  $5,711,963

Cash dividends
declared per
common share               -0-         -0-         -0-         -0-         -0-

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.

     The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations
1996 versus 1995

Revenues

     Total revenues decreased $1,220,000 or 25% in 1996 from the prior year. Sales decreased in all product lines with the most significant declines in the Company's structural excitation and Machinery Monitoring System product lines as the Company experienced delays in receiving orders. Sales in both periods were geographically diverse and not dependent on any one customer nor specific region of the world. (See Notes G and H of Notes to the Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers decreased in 1996 to 44% compared to 60% in 1995 and 55% in 1994. A foreign government was the Company's largest customer which accounted for 11% of total sales in 1996, while the U.S. government accounted for 13% of total sales in 1995.

Cost of Products and Services Sold

     Cost of Products and Services sold as a percentage of revenues increased to 52% in 1996 versus 49% in the prior year, mainly due to lower profit margins on two Workstation 7000 sales recorded earlier this fiscal year, and higher material costs related to WCA sales.

Selling and Administrative Expenses

     Selling and administrative expenses decreased by $471,000 in 1996 from the prior year due primarily to lower commissions to sales representatives and the reduction of facility related costs. However, as a percentage of total revenue, these expenses increased slightly to 45% in 1996 compared to 43% in 1995 as the result of revenues being significantly lower in 1996 versus 1995.

Research and Development and Software Construction and Product Enhancement Amortization

     Research and development and software construction and product enhancement amortization decreased from 888,000 in 1995 to 734,000 in 1996. This decrease is primarily attributable to the sale of the Company's interest in the WCA product in June of this year. Research and development expenses decreased to $12,000 in 1996 versus $35,000 in 1995. The Company capitalized certain costs related to significant improvements in its products which are incurred after technological feasibility of the product is established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources which follows and Note A-3 of Notes to the Financial Statements.)

Costs Related to Management Change and Product Discontinuance

     In December, 1995, the President and Chief Executive officer of the Company resigned. The Company has accrued certain costs related to the resignation. Also, the Company recorded an expense for the write-off of a development project that will not be completed. Costs related to both of these events totaled $455,682 (See Liquidity and Capital Resources which follows and Note B of Notes to the Financial Statements.)

Gain on the Sale of Asset

     In June, 1995, the Company sold its 40% ownership of the WCA Product to A&D Company Ltd. The gain on the sale of this asset was $1,417,027 and is net of the unamortized portion of Capitalized Development for the WCA product. (See Liquidity and Capital Resources which follows and Note C of Notes to the Financial Statements.)

Interest Expense

     Interest expense decreased to $486,000 in 1996 from $750,000 in 1995 due to reduced borrowing levels as the result of the Company restructuring its bank loans during the fourth quarter of last year and the use of proceeds from the sale of its WCA Product to repay debt in June of this year. The effect of this decrease in borrowings was partially offset by interest costs related to the sale of trade accounts receivable and higher interest rates earlier this year. Interest capitalized which related to software construction and product enhancements amount to $5,000 and $20,000 in 1996 and 1995, respectively.

Foreign Currency Losses

     Foreign currency gains amounted to $131,000 in 1996 compared with a loss of $108,500 in 1995. These gains were due to the increase in value of the U.S. dollar against the Japanese yen.

Extraordinary Item-Gain on Debt Restructuring

     In conjunction with the sale of its WCA Product in June, 1995, accrued interest totaling $397,275, was forgiven. This amount represents interest due on loans made by A&D Company Ltd. to the Company under the Credit Agreement between the Company and A&D Company Ltd. dated December 7, 1992. There is no net tax effect of the gain. (See Liquidity and Capital Resources which follow and Note C of Notes to the Financial Statements.)

Results of Operations
1995 versus 1994

Revenues

     Total revenues increased $230,000 or 5% in 1995 from the prior year with revenues from products and services increasing 13% in the comparative periods. Sales in both periods were geographically diverse and not dependent on any one customer nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1995 to 60% compared to 55% in 1994. The US Government was the Company's largest customer in both 1995 and 1994 accounting for 13% and 19% of total sales respectively. Significant increases in revenues form the Company's Workstation 7000 multichannel analyzer and structural excitation products were partially offset by a decline in WCA Product revenue in 1995 when compared to 1994.

     No development contracts or other revenue were recorded in 1994 as compared to $338,000 recorded in 1994 because the contracts with A&D Company Ltd. generating such revenue were completed in 1994.

Cost of Products and Services Sold

     Cost of Products and Services sold decreased by $68,500 in 1995 from the prior year despite an increase in revenue primarily due to the product sales mix changes in 1995 from 1994 and improvements in productivity undertaken by the Company. As a percentage of products and services revenue, these costs decreased to 49% in 1995 versus 57% in 1994.

Selling and Administrative Expenses

     As a percentage of total revenue, selling and administrative expenses decreased to 43% in 1995 compared to 49% in 1994. Significant reductions in employee benefits and facility related costs were realized from the reduction of employees and relocation of the Company's offices in prior years.

Research and Development and Software Construction and Product Enhancement Amortization.

     Research and development and software construction and product enhancement amortization decreased from $1,638,000 in 1994 to $888,000 in 1995. This decrease is primarily attributable to the writedown taken in prior periods on the amount of capitalized software and product enhancements previously capitalized. (See Note A of Notes to Financial Statements.) Research and development expenses decreased to $35,000 in 1995 versus $406,000 in 1994. This decrease relates to a specific project completed in 1994 for which there was no similar expense in 1995. The Company capitalizes certain costs related to significant improvements in its products which are incurred after technological feasibility of the product is established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources which follows and Note A of Notes to the Financial Statements.)

Bad Debt Expense -- Affiliate.

     No costs were incurred for affiliate bad debt in the year ended March 31, 1995. In 1994, the Company had recognized bad debt expense of $481,000 and $200,000 for potential write-offs of accounts receivable due the Company from Zonic A&D Ltd. and Zonic A&D Company, respectively. In 1995, the Company reduced operations of Zonic A&D Ltd. and traded through direct agents in Europe. (See Note J of Notes to the Financial Statements.)

Loss from Affiliate.

     During 1994, the Company recognized a loss of $90,000 for a loan made by A&D Company to Zonic A&D Company which the Company assumed. Also in 1994, the Company recorded an allowance of $50,000 for costs associated with the possible dissolution of Zonic A&D Ltd. Those losses are limited to the Company's investment in those affiliates and the Company is not committed to fund any additional losses.

Interest Expense.

     Interest expense increased to $750,000 in 1995 from $570,000 in 1994 due to increases in interest rates and a reduction in the amount of interest capitalized related to software construction and product enhancements. Interest amounting to $20,000 was capitalized in 1995 as compared to $67,000 in 1994.

     Foreign Currency Losses.

     Foreign currency losses amounted to $108,500 in 1995 compared with $34,000 in 1994. These losses are due primarily to the decline in value of the dollar against the Japanese yen.

     Extraordinary Item-Gain on Debt Restructuring.

     In March, 1995, the Company extinguished $2,422,879 of short-term bank debt and interest with a cash payment of $600,000 and issuance of warrants for 350,000 common shares. The resultant gain of $1,814,129 is net of the valuation of the warrants and net of taxes. (See Note D of Notes to the Financial Statements.)

Liquidity and Capital Resources.

     In June 1995, the Company used proceeds from the sale of its rights in the WCA Product totaling $2,000,000 to repay debt owed to A&D Company. Repayment of the then remaining $480,000 was extended to June 30, 1997. In addition, the Company has received additional short-term loans of $200,000 from A&D as of March 31, 1996 which are repayable upon the collection of certain receivables. Also, the Company has a $600,000 short-term note payable to a bank which is guaranteed by A&D due on September 15, 1996. The Company anticipates that the repayment date will be extended through fiscal 1997.

     Working capital decreased to a negative $1,966,000 as of March 31, 1996 from a negative $1,457,000 in 1995. This decline is mainly due to the increase in deferred income resulting from billings pursuant to the terms of a contract in excess of revenues earned. The decrease in accrued liabilities resulting from the forgiveness of accrued interest during the current year was partially offset by accrued costs incurred related to the change in management. Total Current Liabilities increased 15% from $3,264,000 at March 31, 1995 to $3,742,000 at the end of 1996.

     The Company's operations generated $153,000 of cash in 1996 versus $342,000 in 1995, and short-term borrowings from A&D Company less repayment of debt obligation provided an additional $177,000 in 1996. The Company realized cash proceeds of $606,000 in 1996 from the sale of certain trade receivables. (See Note A-8 of Notes to Financial Statements.) Investments in software construction and product enhancement activities used cash of $312,000 and $276,000 in 1996 and 1995, respectively.

     The Company continues to experience serious cash flow problems as a result of reduced revenues but has been able to reduce certain accrued liabilities by reductions in fixed operating expenses as a result of facilities relocation and other on-going cost reduction efforts by the Company. The Company is seeking additional sources of working capital either through additional debt or equity financing to reduce its accounts payable, and make payments on its debt obligations. If additional working capital cannot be obtained, there is substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. (See Notes D and N of Notes to Financial Statements.)

Item 8.  Financial Statements and Supplementary Data.

     Financial Statements included as part of this Report:

Auditors' Report
Statements of Operations for the Years Ended March 31, 1996, 1995, and 1994 Balance Sheets as of March 31, 1996 and 1995
Statements of Cash Flows for the Years Ended March 31, 1996, 1995, and 1994 Statements of Shareholders' Equity for the
     Years Ended March 31, 1996, 1995, and 1994.
Notes to Financial Statements


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders involving the election of directors which will be filed on or about July 23, 1996. The information being incorporated by reference is set forth under the captions: "Outstanding Voting Securities"; "Election of Directors"; "Executive Officers of the Company"; and "Executive Compensation."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) The following documents are filed as a part of this Report or incorporated by reference:

          (1) All financial statements required to be filed by Item 8 of this Form and included in this Report have been listed previously.

          (2)  Financial Statements and Financial Statement Schedules
Required:

               Zonic A&D Company . . . . . . . . . . . . . . . .
                   Independent Auditors' Report and
                   Financial Statements for the Years Ended
                   March 31, 1996 and March 31, 1995

Auditors' Report . . . . . . . . . . . . . . .


To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio

     We have audited the accompanying balance sheets of Zonic Corporation as of March 31, 1996 and 1995 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Zonic Corporation will continue as a going concern. As discussed in Note N to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

by: / s /  Deloite and Touche LLP

Cincinnati, Ohio
June 13, 1996

Statements of Operations for the Years
   Ended March 31, 1996, 1995 and 1994 . . . .
                                                  Years ended March 31
                                             1996         1995          1994
                                             ____         ____          ____
Revenues:
   Products and services               $ 3,639,982  $ 4,860,036  $ 4,291,705
   Development contracts and other              -             -      337,960
                                         _________    _________    _________
       Total                             3,639,982    4,860,036    4,629,665
                                        __________    _________    _________

Cost of products and services sold       1,882,848    2,369,965    2,438,493
Writedown of inventory                           -            -      220,000
Selling and administrative expenses 1,642,061 2,113,509 2,286,905 Research and development expenses and software construction and  product
   enhancement amortization                733,770      887,808    1,637,500
Writedown of capitalized software                -            -    2,758,842
Bad debt expense - affiliate                     -            -      681,434
Costs related to management change and
   product discontinuance                  455,682            -            -
                                         _________    _________   __________
         Total Operating Expenses        4,714,361    5,371,282   10,023,174
                                         _________    _________   __________

Operating loss                          (1,074,379)    (511,246)  (5,393,509)

Gain on sale of asset                    1,417,027            -            -
Loss from affiliate                              -            -     (140,000)
Interest expense                          (486,286)    (749,964)    (569,558)
Other income                                 2,318        3,189        1,702
Foreign currency gains (losses)            131,351     (108,460)     (34,284)
                                         _________    _________   __________

Loss before taxes and extraordinary item    (9,969)  (1,366,481)  (6,135,649)
Provision for income taxes                       -            -            -
                                          ________    _________    _________

          Loss before extraordinary item    (9,969)  (1,366,481)  (6,135,649)

Extraordinary item - gain from debt
   restructuring, net of taxes             397,275    1,814,129            -
                                          ________     ________    _________

          Net profit (loss)             $  387,306   $  447,648  $(6,135,649)
                                         =========     ========   ==========

Primary earnings (loss) per share       $      .13   $      .14      $ (1.99)
                                         =========     ========   ===========

Fully diluted earnings (loss) per share
     Net loss before extraordinary item $        0   $     (.44)     $ (1.99)
     Extraordinary item - gain from
     debt restructuring, net of taxes          .13          .58            -
                                        __________    _________   __________
          Net profit (loss)             $      .13   $      .14   $    (1.99)
                                           =======     ========      =======
Weighted average:
        Primary shares outstanding       3,081,497    3,094,136    3,080,553
        Fully diluted shares outstanding 3,081,497    3,094,136    3,080,553

Dividends - none in 1996, 1995 or 1994.

The accompanying notes are an integral part of these statements.

      Balance Sheets as of March 31, 1996 and 1995 .

Assets
                                                                 March 31
                                                             1996        1995
                                                             ____        ____
Current Assets
  Cash                                                   $ 28,951   $  27,222
    Receivables, net of allowance
          for doubtful accounts
      Trade                                               642,311     494,229
      Related parties                                     334,781     412,302
      Unbilled contracts                                   56,788      73,881
                                                        _________     _______
      Total receivables                                 1,033,880     980,412
        Inventories
          Finished products                               296,762     359,844
          Work in process                                 102,418     118,719
          Raw material                                    309,737     316,894
                                                        _________     _______
      Total inventory                                     708,917     795,457

      Prepaid expenses                                      3,833       4,004
                                                        _________   _________

 Total current assets                                   1,775,581   1,807,095


Property and Equipment-at cost
       Furniture and office equipment                     465,421     484,053
       Machinery and plant equipment                    1,046,580   1,273,631
       Software construction and product enhancements   7,260,451   8,974,113
                                                        _________   _________
                                                        8,772,452  10,731,797
       Less accumulated depreciation and amortization   7,305,267   8,151,171
                                                        _________   _________
                                                        1,467,185   2,580,626

                                                       __________  __________
                                                       $3,242,766  $4,387,721
                                                       ==========  ==========

The accompanying notes are an integral part of these statements.

Liabilities and Shareholders' Equity (Deficit)
                                                                March 31
                                                            1996        1995
                                                            ____        ____
Current Liabilities
    Short term notes payable and current maturities
      of long-term obligations                     $   806,316    $  622,874
    Accounts payable - trade	                          844,685       778,994
    Accounts payable - related parties                 611,823       806,466
    Deferred income                                    792,977       172,969
    Accrued liabilities
      Salaries and wages                               142,813       158,853
      Property and payroll taxes                        86,429       100,900
      Interest                                         111,060       404,714
      Costs related to management change               122,931             -
      Other                                            223,021       218,330
                                                     _________     _________
    Total accrued liabilities                          686,254       882,797
                                                     _________     _________
Total current liabilities                            3,742,055     3,264,100


Long-term obligations, less current maturities       4,070,000     6,018,761

Deferred rent                                          292,685       354,140
Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred shares - authorized, 250,000 shares
    without par value; none issued or outstanding.
  Common shares - authorized, 9,750,000 shares
    without par value; issued and outstanding,
    3,044,136 shares at March 31, 1996 and
    3,094,136 at March 31, 1995 at stated issue price    61,674       62,674
  Additional paid-in capital                          5,727,881    5,726,881
                                                     __________   __________
                                                      5,789,555    5,789,555

  Accumulated deficit                               (10,651,529) (11,038,835)
                                                     __________   __________

Total  shareholders' equity (deficit)               (4,861,974)   (5,249,280)
                                                     _________     _________

                                                    $3,242,766    $4,387,721
                                                    ==========    ==========


The accompanying notes are an integral part of these statements.

Statements of Cash Flows for the Years
   Ended March 31, 1996, 1995 and 1994 . . . .
                                                   Years ended March 31
                                               1996        1995         1994
                                               ____        ____         ____
Cash provided by operations
  Net profit (loss) for year              $ 387,306   $ 447,648  $(6,135,649)
  Adjustments to reconcile net profit
        (loss) to net cash provided
        by operating activities:
    Gain from sale of right
        to software                    $ (1,417,027)          -            -
    Gain from debt restructuring           (397,275) (1,814,129)           -
    Depreciation and amortization            55,126     112,153      189,857
    Amortization of software construction
        and product enhancements            722,039     852,685    1,231,328
    Write-off of costs related to management
        change and product discontinuance   304,573           -            -
    Write-off of capitalized software
        costs                                     -           -    2,758,842
    Amortization of deferred income        (274,809)   (278,850)    (254,808)
    Bad debts provision (recovery)           17,135     (12,014)     793,434
    Provision for obsolete inventories       36,000      60,000      284,999
    Amortization of stock options            57,888      63,144       63,144
    Loss from affiliates                          -           -      140,000
    Issuance of common shares for
          services provided                       -           -       18,958
    Foreign currency (gain) loss and other (170,128)    109,751       30,839
    Increase (decrease) in cash due
          to changes in:
      Receivables                          (225,525)    (17,296)      64,042
      Inventories                          (164,453)    513,260      211,790
      Prepaid expenses                          171       1,379        5,145
      Accounts payable and accrued
            liabilities                     388,634         486      459,778
      Accrued rent                          (61,455)    (55,450)     (39,788)
      Deferred income and advanced
           billings to customers            894,817     359,535      266,411
                                          _________      _______       _______
        Net cash provided by operations     153,017     342,302       88,322

Cash used in investment activities
  Purchase of equipment and leasehold
    improvements                            (16,134)    (22,171)      (4,137)
  Proceeds from sale of fixed assets              -      41,068            -
  Software construction and product
      enhancement expenditures             (311,947)   (276,016)    (737,777)
                                          _________     _______      _______
    Net cash used in investment
      activities                           (328,081)   (257,119)    (741,914)

Cash provided by (used in) financing activities
  Proceeds from short-term notes            300,000     600,000            -
  Proceeds from long-term obligations             -           -      950,000
  Repayment of short-term notes and
         long-term obligations            (123,207)   (680,647)     (598,214)
                                         _________     _______       _______

    Net cash provided by (used in)
      financing activities                 176,793    (80,647)      351,786

Increase (decrease) in cash                  1,729       4,536      (301,806)
Cash - beginning of period                  27,222      22,686       324,492
                                         _________     _______       _______
Cash - end of period                        28,951  $   27,222    $   22,686
                                           =======     =======      ========
Interest paid during the year
      (net of amounts capitalized)       $ 325,683  $  419,023   $   439,637
                                           =======     =======      ========

The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity (Deficit) for the
   Years Ended March 31, 1996, 1995 and 1994.

                                        Additional
                    Common  Preferred      Paid in    Accumulated
                    Shares     Shares      Capital        Deficit      Total

Balance at
March 31, 1993     $62,195         -    $5,689,652  $(5,350,834)    $401,013

Common shares
issued                 479         -        18,479            -       18,958
Stock warrants
issued                   -         -        10,000            -       10,000
Net loss for year        -         -             -   (6,135,649)  (6,135,649)
Balance at
                   _______      ____     _________    __________    _________
March 31, 1994    $ 62,674         -    $5,718,131 $(11,486,483) $(5,705,678)

Stock warrants
issued                   -         -         8,750            -        8,750
Net income
for year                 -         -             -      447,648      447,648
Balance at
                   _______      ____     _________    __________    _________
March 31, 1995    $ 62,674         -    $5,726,881 $(11,038,835) $(5,249,280)

Common shares
retired             (1,000)        -         1,000            -            -
Net income
for year                 -         -             -      387,306      387,306
                   _______      ____     _________    __________    _________
Balance at
March 31, 1996      61,674         -    $5,727,881  (10,651,529)  (4,861,974)
                   =======      ====     =========   ==========    =========




The accompanying notes are an integral part of these statements.

Notes to Financial Statements  . . . . . . . .

Note A - Summary of Accounting Policies

     The Company's principal activity consists of the design, manufacture, and marketing of data acquisition and analysis systems. A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1.  Inventories

         Inventories are stated at the lower of cost or market. Finished products and work in process cost is determined principally by the average cost method, including material, labor, and overhead associated with inventory production. Raw material cost is determined by the first-in first-out method
(FIFO). Inventories are reduced by allowances for obsolescence totaling $199,559 and $344,024 at March 31, 1996 and 1995, respectively.

     2.  Depreciation

         Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives under the straight-line method. Estimated remaining useful lives range from three to five years.

     3. Research and Development Expenses, Software Construction, and Product Enhancement

         Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, estimated economic life and changes in software and hardware technologies. Research and development expenses, including development costs of new products and processes, are expensed as incurred.

         Total unamortized costs for software construction and product enhancement at March 31, 1996 and 1995 were:

                                                       1996           1995
                                                       ----           ----
Software construction                            $1,188,184     $2,175,337
Product enhancement                                 123,832        268,793
                                                  _________      _________
                                                 $1,312,016     $2,444,130
                                                  =========      =========

         Capitalized costs of software construction and product enhancement and related information for fiscal years 1996, 1995, and 1994 follow:

                                           1996          1995           1994
                                           ____          ____           ____
Capitalized costs
   Software construction               $246,947     $  255,852    $  892,716
   Medallion                             60,000              -             -
   Interest                               5,000         20,164        67,389
Development funding                           -              -      (222,328)

Amortization
   Software construction               723,583      1,112,929      1,194,743
   Product enhancement                  99,037        138,928        481,151
   Development funding                (100,581)      (399,172)      (444,566)

Reductions of capitalized
   software construction and
   product enhancement
   costs                                79,049              -     2,758,842

Research and development
  expenses                              11,731         35,123       406,172

         The reduction of capitalized software construction and product enhancement costs in 1996, was due to the write-off of costs related to a development project that will not be completed. The 1996 reduction is included in costs related to management change and product discontinuance on the accompanyhing statement of operation. In 1994, a writedown of costs occurred due to a reduction in estimated useful lives of certain products reflecting management's projection of future revenues.

         In 1996, the Company purchased a new product, Medallion, for $60,000. This amount has been included with software construction and product enhancement costs on the balance sheet. Current year capitalized costs include amounts related to further development of this product.

         See Note C of Notes to the Financial Statements for explanation of development service funding.

     4.  Income Taxes

         The Company provides for income taxes using the asset and liability method required under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." (See Note I of Notes to the Financial Statements.)

     5.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     6.  Joint Ventures

         The Company, along with A&D Co. Limited of Japan (A&D), have established two jointly-owned entities, Zonic A&D Company, an Ohio general partnership, and Zonic A&D Ltd., a corporation organized under the laws of the United Kingdom, to conduct marketing activities with respect to the Company's and A&D's products in the Western Hemisphere and Europe, respectively. The Company's interest in the income and losses of these two entities is accounted for under the equity method of accounting. Under this method, the Company's net income for a particular accounting period includes its proportionate share of the net income or losses reported by these entities during that period to the extent of its investment. (See Note J of Notes to the Financial Statements.)

     7.  Revenue Recognition

         The Company recognizes revenue upon shipment for contracts which are completed and shipped within one fiscal quarter. The Company recognizes revenue using the percentage of completion method for those contracts which production spans more than one fiscal quarter and are significant to the financial statements.

         Under the percentage of completion method, revenues are recognized based on the ratio of total cost incurred at the balance sheet date to total estimated cost of the project through completion.

         The Company sells extended warranty contracts which provide for repair of hardware and no-cost upgrades of software. These contracts normally cover a one year period with revenue being recognized on a straight line basis over the contract period.

     8.  Credit Risk

         The Company is diversified geographically and has a broad customer base. The Company grants credit to substantially all of its customers. Export sales are generally secured with a letter of credit in favor of the Company payable on shipment. Management believes bad debt losses resulting from default by a single customer, or defaults by customers in any depressed region or business sector, would not have a material effect on the Company's financial position. (See Notes G and H of Notes to the Financial Statements.)

         At March 31, 1996 the Company had an allowance for doubtful accounts of $1,165,889, including $1,094,988 relating to receivables from affiliates. At March 31, 1995 such allowances amounted to $1,148,754, including $1,094,988 related to affiliate receivables. (See Note J of Notes to the Financial Statements.)

         During 1996, the Company began selling certain trade receivables which require payment of a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables during the year were $605,728. At March 31, 1996, the amount of receivables sold which remain uncollected from customers was $66,699. The Company has received $56,694 from the sale of the receivable and such amount has reduced the amount of receivables reported on the balance sheet.

         In addition to the related party receivables discussed in Note J, the Company had accounts receivable from major customers, each of which was in excess of 10% of the Company's total accounts receivable, as follows:

                                         Number of        Percent of Gross
                                         Customers     Accounts Receivable
                                         _________     ___________________

March 31, 1996                                   2                     56%
March 31, 1995                                   3                     39%

9. Stock Based Compensation

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation during fiscal 1996. The standard defines a fair-value-based method of accounting for stock-based compensation, but permits compensation expense to continue to be measured using the intrinsic-value-based method previously used. The Company intends to continue measuring compensation expense using the intrinsic-value-based method and under the provisions of the standard, which must be adopted in fiscal 1997, will be required to make pro forma disclosures of net income and earnings per share as if the fair value method had been used. Such pro-forma information has not yet been obtained for 1996.

     10. Earnings Per Share

     Earnings per common and common equivalent share were based on the weighted average number of common shares and common equivalent shares outstanding during each period. Exercise of options is not assumed when the effect would be anti-dilutive.

Note B - Resignation of President and Product Discontinuance

     On December 27, 1995, the Board of Directors of the Company accepted the resignation of Gerald J. Zobrist as President and Chief Executive Officer effective December 31, 1995. At the same time, the Board of Directors elected James B. Webb to succeed Mr. Zobrist as President and Chief Executive Officer of the Company. Mr. Zobrist retains his ownership in the Company, less 50,000 shares which he surrendered to the Company without compensation, remains on the Company's Board of Directors, and no longer personally guarantees any loans under the Credit Agreement with A&D Company Ltd. However, Mr. Zobrist continues to guarantee past due rents under the Company's prior facilities lease agreement. (See Note F of Notes to the Financial Statements.) The Company has recorded $156,640 as costs related to his resignation. Also, in connection with the change in management the Company recorded an expense of $299,042 for the write-off of a development project that will not be completed. At March 31, 1996, related accrued costs were $122,931.

Note C - Sale of Asset

     In June 1995, the Company sold its 40% ownership interest in the WCA Products to A&D Company, Ltd. (A&D), who previously owned the remaining 60% interest in WCA. Proceeds from the sale were $2,000,000 which resulted in a pre-tax gain of $1,417,027. The gain on sale of this asset is net of the unamortized portion of Capitalized Software Construction and Product Enhancement for the WCA product. These proceeds were directly applied to reduce loans owed to A&D Company, Ltd. Included in the terms of sale was the forgiveness of accrued interest on these loans amounting to $397,275 or $.13 per share, which was recorded as an extraordinary item. In addition, modifications to the Credit Agreement were made, and A&D appointed the Company as exclusive distributor of the WCA Product in the Western Hemisphere. (See Note D of Notes to the Financial Statements)


Note D - Short-Term Note Payable and Long-Term Obligations

     Short-term note payable and long-term obligations at March 31 consist of the following:
                                                    1996               1995
                                                    ____               ____

Notes Payable to Banks                       $ 4,100,000        $ 4,100,000
Notes payable to A&D                             770,000          2,570,000
Value of stock options issued in connection
 with notes payable to A&D (net)                       -            (57,888)
Capitalized lease
     obligations & other                           6,316             29,523
                                               _________          _________
                                               4,876,316          6,641,635
Less current maturities                          806,316            622,874
                                               _________          _________
                                              $4,070,000         $6,018,761
                                               =========          =========

In June 1995, the Company used proceeds from the sale of its ownership interest in the WCA Product to repay $2,000,000 of loans payable to A&D which were made under a Credit Agreement dated December 7, 1992. At the same time modifications to the Credit Agreement included a reduction in the Company's maximum allowable indebtedness to A&D and loan guarantees by A&D from $6,000,000 to $4,000,000, elimination of the Control Agreement as defined in the Credit Agreement which granted A&D the right to purchase a sufficient number of shares of the Company's common stock to give A&D a majority of all outstanding shares, and the extension of the due date of the then remaining $480,000 due to A&D to June 30, 1997.

     The Company's ability to request additional advances or guarantees under the Agreement terminated March 31, 1996, but has been extended for an additional one year period by mutual consent of the parties. The Agreement also provides that A&D under certain circumstances and using their sole reasonable judgement may declare the Company in default of the Agreement if the Company is not achieving the desired results from the Plan of Restructuring or the occurrence of certain other events, resulting in the loans becoming due immediately.

     As consideration for entering into the Agreement, the Company granted A&D a stock option to purchase 1,000,000 shares of the Company's stock at $2.00 per share. This option is exercisable until all outstanding loans and guarantees is equal to $3,000,000 or less and the Company can no longer request loans as advances under the Agreement. The Agreement is collateralized by all the assets of the Company and contains several negative covenants that the Company must comply with including restrictions on assuming additional indebtedness and the issuance of stock options to directors and officers. The terms of the Agreement provide that A&D will be able to exercise significant influence on the Company's operations and policies.

     Gerald Zobrist, the former President of the Company, personally guaranteed loans received under the Agreement. This guarantee was terminated upon his resignation in December of 1995. As consideration for this guarantee, he received an option to purchase 140,000 shares of the Company's common stock at $2.00 per share. This option expires December 7, 2002.

     The option issued to A&D and the Company's President were valued by an independent appraiser at $.18 per share, or $205,200. This amount has been recorded as a reduction of long-term debt and credited to paid-in capital in the accompanying statements and has been amortized to interest expense on a straight line basis from December 7, 1992 through March 31, 1996. Amortization included in interest expense amounted to $57,888 in 1996, and $63,144 in both 1995 and 1994.

     At March 31, 1996, the Company's aggregate indebtedness to A&D and guaranteed by A&D under the Agreement exceeded $4,000,000. A&D has waived this violation and has notified the Company that it has no intention to declare loans made under the Agreement payable before April 1, 1997.

     Notes payable to A&D amounting to $680,000, including $480,000 payable June 30, 1997, bear interest at the prime rate plus 1%. At March 31, 1996, the prime rate was 8.25%.

     In 1994, the Company assumed a $90,000 short-term loan due A&D from Zonic A&D Company which is not part of the Agreement. The loan bears interest at 4% and the due date has been extended to April 1, 1997.

     In March 1995, the Company recorded an extraordinary gain of $1,814,129, or $.58 per share from the extinguishment of long-term bank debt. The Company extinguished $2,422,879 of interest and principal for an immediate payment of $600,000 and the issuance of warrants for 350,000 share of common stock. At the time of the extinguishment of debt, the Company was in compliance with all the covenants of the loan agreement.

     A $600,000 short-term note payable to a bank which is guaranteed by A&D bears interest at 1.50% over the Federal Funds rate, adjusted and payable on a quarterly basis. The rate at March 31, 1996 was 7.18%. Principal and interest are due on September 15, 1996. (See Note J of Notes to the Financial Statements.)

     A $3,500,000 bank loan guaranteed by A&D is payable April 1, 1997 and requires interest payments quarterly at 1.25% over the Federal Funds rate. (See Note J of Notes to the Financial Statements.) The Federal Funds rate at March 31, 1996 and 1995 was 5.63% and 6.50%, respectively.

The Company has leased certain equipment through capital leases. The leased property for 1996 and 1995 had a cost of $93,658 and accumulated amortization of $83,847 and $64,224, respectively.

     Notes payable and capital lease obligations mature as follows:

                                           Notes Payable  Capital Leases

     1997                                    $   800,000        $  6,316
     1998                                      4,070,000              -

     Fair value of financial instruments has not been provided for notes payable and long-term debt as it is not practicable to estimate such fair values as such instruments are being transacted with related parties or are guaranteed by related parties. The Company has not recently secured debt from unrelated parties and accordingly cannot estimate, with reasonable certainty, the rate available to the Company or even if market debt would be provided at all. All other financial instruments are carried at an amount approximating their fair value.

Note E - Shareholders' Equity (Deficit)

     The Company has certain incentive and non-qualified stock option plans available to key employees to purchase common stock of the Company at not less than the market value on the date of grant. A summary of option transactions during 1996, 1995 and 1994 follows:

                                               Number of            Options
                                                 Options        Price Range

     Outstanding at March 31, 1993             1,602,892          63 - 4.00
     Granted in 1994                             432,500         .65 -  .72
     Exercised in 1994                                 0                  -
     Forfeited in 1994                          (270,000)        .65 - 4.00

     Outstanding at March 31, 1994             1,765,392         .63 - 3.875
     Granted in 1995                               8,000                .31
     Exercised in 1995                                 0                  -
     Forfeited in 1995                          (121,642)        .65 - 3.875

     Outstanding at March 31, 1995             1,651,750         .31 - 3.875
     Granted in 1996                             190,000         .34 -  .50
     Exercised in 1996                                 0                  -
     Forfeited in 1996                           (89,750)        .65 - 2.00

     Outstanding at March 31, 1996             1,752,000         .31 - 3.875

     Exercisable at March 31, 1996               543,750         .31 - 3.875

     At March 31, 1996, there were 499,500 incentive options and 1,252,500 non-qualified options outstanding and 70,750 shares were available for granting additional options.

     During 1994, the Company issued warrants for 100,000 common shares in connection with the renegotiation of the lease for its facilities. The warrants are exercisable at $2.00 per share and expire on March 31, 2000. None of these warrants have been exercised.

     During 1995, the Company issued warrants for 350,000 common shares, with a market value of $8,750, in connection with the extinguishment of certain long-term debt obligations. These warrants are exercisable for $2.00 per share and expire on March 31, 2000. None of these warrants have been exercised.

     At March 31, 1996 the Company has reserved common shares sufficient to cover the exercise of outstanding stock options and warrants.

Note F - Operating Lease Commitments

     In 1995, the Company relocated its operations. The new facilities lease agreement results in a reduction of rent payments from the 1994 amounts. This lease expires in December, 2000. Deferred rent arising from incentives and concessions from the landlord was $292,685 and $354,140 at March 31, 1996 and 1995, respectively, including $142,399 of past due rent related to the lease agreement signed in 1993. These amounts are amortized as a reduction of rent payments charged to expense over the remaining life of the lease.

     In addition, the Company also leases furniture, fixtures, and computer equipment under operating leases.

     The minimum future rental commitments under operating leases are as follows:

     1997        $229,347
     1998         206,124
     1999         193,344
     2000         193,344
     2001         145,008

     Rent expense including deferred rent for 1996, 1995, and 1994 was $132,885, $205,591, and $258,852, respectively.

Note G - Foreign Sales

     The Company had foreign sales as follows:

                                                                  Percent of
                                                      Amount     Total Sales
     1996                                        $ 2,027,000             56%
     1995                                          1,957,000             40%
     1994                                          2,103,000             45%

Note H - Sales to Major Customers

     The Company had sales to major customers as follows:

                                                                 Percent of
                                       Customers      Amount    Total Sales
     1996                                  1        $396,000            11%
     1995                                  1         619,000            13%
     1994                                  1         875,000            19%

     Sales to major customers (customers with sales in excess of 10% of total annual sales) include products and services sold to end-user customers through the Company's exclusive selling agents for their respective geographic territories. These selling agents include related parties described in Note J of Notes to the Financial Statements. Sales of large systems to end-users represent relatively high percentages of sales. However, the Company is not dependent on any one customer for future sales.

     A foreign government was the Company's largest customer in 1996, while the U.S. Government was the major customer in 1995 and 1994.

Note I - Federal Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets have been reduced by a valuation allowance, as it is uncertain when these benefits will be realized. Although the Company realized profits in 1996 and 1995, there was no provision for income taxes as the result of changes in deferred tax assets and the related valuation allowance during the year.

Deferred taxes at March 31 consist of the following:

                                                         1996           1995
                                                         ____           ____
Current deferred tax asset:
  Reserves not currently deductible                 $   484,015  $   533,297
  Deferred revenue                                       50,726       41,237
  Accruals not currently deductible                      77,412       89,451
                                                       ________     ________
    Total                                               612,153      663,985
  Less valuation allowance                             (612,153)    (663,985)
                                                       ________     ________
  Net                                               $         -  $         -
                                                       ========     ========
Non-current deferred tax asset:
  Net operating loss carryforward                   $ 2,205,360  $ 2,029,953
  Research, development, and
  investment tax credits                                667,278      674,613
  Write-off and reserve for software construction
         and product                                    370,139      555,209
    Deferred Income                                      99,877      120,771
                                                       ________    _________

      Subtotal                                        3,342,654    3,380,546
                                                     __________    _________
Non-current deferred tax liability:
   Loss from affiliates                               (164,696)     (195,475)
   Capital leases and accelerated depreciation          (3,838)       (3,146)
                                                      __________   _________

      Subtotal                                        (168,534)     (198,621)

Net non-current deferred tax asset                   3,174,120     3,181,925
Less valuation allowance                            (3,174,120)   (3,181,925)
                                                     __________    _________

Net                                                $         -  $          -
                                                     ==========    ==========

The provision for income taxes for the years ended consist of the following:

                                              1996         1995         1994
                                              ____         ____         ____

Deferred expense                          $ 59,637    $ 153,137    2,000,798
Reduction in the valuation reserve         (59,637)    (153,137)  (2,000,798)
                                            ______      _______    _________
Provision for income taxes                $      -    $       -  $         -
                                           =======      =======    =========

     At March 31, 1996 the Company had net operating loss carryforwards of approximately $6.5 million for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2001 and continuing through 2011.

     Tax credits are accounted for under the flow-through method as a reduction of the provisions for income taxes in the year utilized.

     The Company has $667,278 of tax credits primarily comprised of research and development available for U.S. income tax purposes. These credits expire at various dates beginning in 1997 and continuing through 2008.

Note J - Related Party Transactions and Bad Debt Expense-Affiliate

     The Company has developed a significant relationship with A&D, a 29% shareholder.

     In October 1988, the Company and A&D Engineering Inc., a wholly-owned subsidiary of A&D, formed a joint venture, Zonic A&D Company, to distribute all of the Company's products, and A&D's spectrum analysis instruments in the Western Hemisphere. The Company and A&D each have 50% ownership interest and share the results of operations equally. Under the joint venture agreement, the Company loaned $500,000 and A&D loaned $2,801,500 to Zonic A&D Company to fund operating costs. The Company accounts for its investment using the equity method of accounting and as such recognizes losses only to the extent it is at risk for funding such losses. During 1994, the Company assumed a loan on behalf of Zonic A&D Company of $90,000, and recognized a loss for the same amount. The Company is not required to provide any additional funding, but would recognize losses up to its funded amount if it did so. The Company's investment in Zonic A&D Company was $0 at March 31, 1996 and 1995 as a result of this accounting treatment. The joint venture agreement also permits the two parties to charge Zonic A&D Company for expenses incurred by them on its behalf.

     During 1995, Zonic A&D Company repaid notes payable to A&D totaling $2,691,000. The source of funds for the repayment was a capital contribution from A&D Engineering, Inc. The remaining notes payable and unpaid interest to A&D and to the Company were forgiven and contributed as capital. There was no effect on the Company's statement of income as these receivables had previously been written off.

     In 1991, the Company and A&D founded Zonic A&D Ltd. in the United Kingdom, to distribute the products of both companies in Europe. Each partner has a 50% ownership interest and shares the results of the operation equally. The Company contributed capital and made a loan totaling $485,000 and recognized losses to the extent of its investment in the affiliate. No losses have been recorded by the Company since 1992.

     Due to continuing losses, the partners of Zonic A&D Ltd. have significantly reduced the operations of Zonic A&D Ltd. and now distribute products in this market directly from their respective operations. None of the amounts due the Company are considered collectable and have been fully reserved in 1996 and 1995. In addition, a liability of $50,000 was recorded in 1994 for potential liabilities associated with the reduction of operations, of which $28,125 remains as of March 31, 1996. Management does not expect to incur any additional liability associated with the reduction of this operation. The operations of Zonic A&D Ltd. are not significant to the Company's financial statements.

     The Company recognized bad debt expense of $681,434 in 1994, to provide for potential write-offs of accounts receivable due the Company from its affiliates. $481,434 of this amount is related to amounts due from Zonic A&D Ltd. and the remaining $200,000 is related to amounts due from Zonic A&D Co. The total reserve against affiliate receivables at March 31, 1996 and 1995 was $1,094,988. There was no bad debt expense related to affiliates in 1996 or 1995.

     The Company had the following amounts due from/to related parties at the balance sheet dates:

                                                      March 31     March 31
                                                          1996         1995
                                                      ________     ________
Receivable from:
   A&D                                             $       974     $ 20,322
   Zonic A&D Company                                   471,375      529,548
   Zonic A&D Limited                                   957,420      957,420
                                                     _________    _________
      Total                                          1,429,769    1,507,290
Allowance for doubtful accounts                     (1,094,988)  (1,094,988)
                                                     _________    _________
Net receivables                                     $  334,781   $  412,302
                                                      ========     ========
Accounts payable-A&D                                $  611,823   $  806,466
                                                      ========     ========

     During 1996 and 1995, the Company purchased from Zonic A&D Company accounts receivable of $1,903,227 and $3,090,143, respectively, due from end-user customers in exchange for forgiveness of accounts receivable due from Zonic A&D Company.

     The summarized balance sheets of Zonic A&D Company at March 31, 1996 and 1995 and the results of operations for the years then ended follows:

Zonic A&D Company
Balance Sheets

                                                          1996       1995
                                                          ____       ____
Assets
   Current assets                                   $    1,104  $   1,611
   Fixed and other assets                               18,226     46,946
                                                      ________   ________
   Total assets                                     $   19,330  $  48,557
                                                      ========   ========
Liabilities and Deficit
   Current liabilities                              $  559,114  $ 635,169
   Net deficit in owners' capital                     (539,784)  (586,612)
                                                      ________   ________
   Total liabilities and deficit                    $   19,330  $  48,557
                                                       =======    =======

Statements of Operations

Net revenue                                         $  353,346  $ 545,932
Net expenses                                           306,518    449,302
                                                       _______    _______
Net Income                                          $   46,828  $  96,630
                                                       =======    =======

     The following summarizes revenues from sales by the Company to A&D, Zonic A&D Company, and Zonic A&D Ltd. in the aggregate:


                                         1996          1995           1994
                                         ____          ____           ____

Sales for resale to end-users      $2,040,206   $ 3,207,032    $ 3,099,921

Development contracts and other             -             -        337,960

Total                              $2,040,206   $ 3,207,032    $ 3,437,881


     The Company sells products to these related parties at its normal gross profit margins for items resold to customers. The Company also sells demonstration equipment to the related parties at cost.

     The Company pays commissions to Zonic A&D Company and Zonic A&D Ltd. for sales made through the related entities to end-users. Commission expense for 1996, 1995, and 1994 was $353,346, $545,932, and $577,397, respectively.

     The Company also purchases components from A&D used principally in the production of its WCA product line. Such purchases totaled $301,889, $218,990, and $522,876, for 1996, 1995, and 1994 respectively.

     The Company has charged Zonic A&D Company and Zonic A&D Ltd. for certain costs incurred on their behalf amounting to $53,560, $66,322, and $109,440, for 1996, 1995, and 1994, respectively.

     In May 1990, the Company entered into a research and development agreement with A&D totaling approximately $1,600,000. The Company has a 40% ownership interest and A&D has a 60% ownership interest in the products developed under this agreement. The two parties share profits on this product line relative to their respective ownership percentage. Pursuant to this agreement, the Company recorded revenue related to the funding from A&D for the project of $324,369 in 1994.

Note K - Retirement Plan

     The Company has an employee savings and investment retirement plan qualified under sections 401 (a) and 401 (k) of the Internal Revenue Code. The plan covers all employees of the Company age 18 and over who have completed three months of service and are scheduled to work 1,000 hours or more during the plan year.

     Under the Plan agreement the Company is required to contribute 30 percent of the voluntary 401 (k) contribution of all participants up to a maximum of 5% of each employee's salary. One half of this contribution may be made in Company stock at the discretion of the Company's Board of Directors.

     In any plan year, a supplemental contribution may be made if the Company has a net after tax profit of more than 5% of sales.

     The Company made contributions of $14,040 and $15,432 for 1996 and 1995, respectively. The Company recorded a liability of $20,088 in 1994 for contributions which were paid in 1995. None of the contributions were made in Company stock.


Note L - Statement of Cash Flows

     In addition to those shown in the statement of cash flows or elsewhere within these footnotes, the following non-monetary transactions occurred:

        1) The Company offset accounts payable owed to A&D with accounts receivable from A&D in 1996 and 1995. This offset reduced both current assets and current liabilities by $156,326 and $62,004 in 1996 and 1995, respectively, resulting in no gain or loss.

        2) The Company reduced accounts payable and increased deferred rent in 1995 by $142,399 in conjunction with signing a new lease facilities agreement.

        3) The Company issued warrants for 350,000 common shares in 1995 in connection with the extinguishment of long-term debt. Additional paid in capital was increased by $8,750 as the result of this transaction. (See Note D of Notes to the Financial Statements.)

Note M - Percentage of Completion Contracts

     With regard to contracts in progress, the Company has recognized the following through March 31:

                                               1996               1995
                                               ____               ____

Total revenue recognized                   $  91,531         $ 617,349
Total billings                               732,810           543,468
                                             _______           _______
Under (Over) billed receivables            $(641,279)        $  73,881
                                             =======           =======
Total costs incurred                       $  42,518         $ 267,855


     Billings, as specified in the terms of a contract, and in excess of revenue earned have been recorded as deferred income. Unbilled receivables at March 31, 1996 totaling $57,000 are amounts retained by the Company's customers pursuant to the terms of their contracts.

Note N - Basis of Financial Statement Presentation

     The Company has prepared a business plan for fiscal 1997 which contemplates improved cash flow during the third and fourth quarters due primarily to an increase in revenue and the benefit of continuing cost reduction measures achieved to date. Specific to this business plan are increases in sales of specific products, constant level of staff, and expenditures for product development equal to 1996. A&D has made short-term loans to the Company during the first quarter of fiscal 1997 and the 1997 business plan requires additional short-term borrowings from A&D during the second quarter. All of these loans are scheduled for repayment by the end of the third quarter of fiscal 1997.

     As the result of operating losses incurred in 1996, 1995, and 1994, the Company continues to experience cash flow problems, but has been able to improve on the aging of its accounts payable and certain accrued liabilities during 1996 through improved inventory turnover and the overall reduction of operating expenses. The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to generate sufficient cash to meet its obligations and sustain operations.

Note O - Fourth Quarter Adjustments

     During the fourth quarter of 1994, a charge of $1,959,000 was recorded for the writedown of capitalized software construction and product enhancement costs. The adjustment was necessary to reflect management's estimate of the net realizable value resulting from the decline in revenue of certain products and the effects from products no longer marketed by the company. No such adjustments were necessary in 1996 or 1995.

ZONIC A&D COMPANY
(a Partnership)
Financial Statements for the Years Ended March 31, 1996 and 1995 and Independent Auditors' Report

ZONIC A&D COMPANY
TABLE OF CONTENTS
FOR THE YEARS ENDED MARCH 31, 1996 AND 1995
Page
INDEPENDENT AUDITORS' REPORT                                          40
FINANCIAL STATEMENTS OF ZONIC A&D COMPANY AS OF MARCH 31, 1996 AND
  1995 AND FOR THE YEARS THEN ENDED:
  Balance Sheets                                                      41
  Statements of Operations and Partners' Deficit                      43
  Statements of Cash Flows                                            44
  Notes to Financial Statements                                       45

INDEPENDENT AUDITORS' REPORT
To the Partners of
  Zonic A & D Company

We have audited the accompanying balance sheets of Zonic A & D Company (the Partnership) as of March 31, 1996 and 1995, and the related statements of operations and partners' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the excess of Partnership liabilities over its assets raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 4 to the financial statements, the Partnership has significant transactions with one of the partners and, as a result, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations if the Partnership had operated without the assistance of the partners.

by: / s / Deloitte and Touche LLP

Cincinnati, Ohio
June 13, 1996

ZONIC A&D COMPANY (a Partnership)

BALANCE SHEETS

MARCH 31, 1996 AND 1995

ASSETS                                               1996             1995
                                                     ____             ____
CURRENT ASSETS:
  Cash                                        $       247      $     1,211
  Accounts receivable                                 857              400
                                               __________       __________
          Total current assets                      1,104            1,611
                                               __________       __________
PROPERTY AND EQUIPMENT, AT COST:
  Furniture and equipment                          66,783           70,350
  Vehicles                                         32,839           50,806
                                               __________       __________
          Total                                    99,622          121,156

  Accumulated amortization                        (96,476)        (116,212)
                                               __________       __________
         Property and equipment, net               3,146            4,944
                                               __________       __________
DEMONSTRATION EQUIPMENT, AT COST
  Equipment                                       502,051          510,079
  Reserve for obsolescence                       (486,971)        (468,077)
                                               __________       __________
           Demonstration equipment, net            15,080           42,002
                                               __________       __________

TOTAL ASSETS                                   $    19,330      $    48,557
                                               ==========       ==========

ZONIC A&D COMPANY (a Partnership)

BALANCE SHEETS

MARCH 31, 1996 AND 1995

LIABILITIES AND PARTNERS' DEFICIT                    1996              1995
                                                     ____              ____
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                    $      33,898      $    34,990
    Partners                                       471,375          529,548
                                                __________       __________
          Total accounts payable                   505,273          564,538
                                                __________       __________
  Accrued liabilities:
    Salaries and wages                              14,081           11,813
    Property and payroll taxes                       3,650            5,209
    Commissions                                     19,962           39,181
    Interest - A&D Engineering, Inc.                13,684           13,684
    Other                                            2,464              744
                                                __________       __________
          Total accrued liabilities                 53,841           70,631
                                                __________       __________
          Total current liabilities                559,114          635,169
                                                __________       __________

PARTNERS' EQUITY (DEFICIT):
  Zonic Corporation                             (1,498,963)      (1,522,377)
  A&D Engineering, Inc.                            959,179          935,765
                                                __________       __________
          Total partners' deficit                 (539,784)        (586,612)
                                                __________       __________
TOTAL LIABILITIES AND PARTNERS' DEFICIT      $      19,330      $    48,557
                                                ==========       ==========

See notes to financial statements.

ZONIC A&D COMPANY (a Partnership)

STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                          1996          1995
                                                          ____          ____

NET PRODUCT SALES                                 $  1,903,227   $ 3,090,143
                                                    ==========     ==========
COMMISSION INCOME                                 $    353,346   $   545,932
                                                   __________     __________
EXPENSES:
  Selling and administrative expense                   278,634       412,331
  Depreciation and amortization expense                  3,223         3,203
  Provision for demonstration equipment obsolescence    24,661        33,768
                                                    __________    __________
           Total expenses                              306,518       449,302
                                                    __________    __________

NET INCOME                                              46,828        96,630

CONTRIBUTIONS BY PARTNERS DURING THE YEAR                    -     3,763,006

PARTNERS' DEFICIT, Beginning of year                  (586,612)   (4,446,248)
                                                    __________     _________

PARTNERS' DEFICIT, End of year                    $   (539,784)   $ (586,612)
                                                    ==========     =========

See notes to financial statements.

ZONIC A&D COMPANY (a Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                          1996        1995
                                                          ____        ____
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $  46,828   $   96,630
                                                      ________     __________
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation and amortization                        3,223        3,203
    Provision for demonstration equipment obsolescence  24,661       33,768

Gain on exchange of equipment in lieu of
      commission payment                               (10,790)
    Other                                               (1,404)      (3,924)

    Change in assets and liabilities:
      Accounts receivable                                 (457)         285
      Demonstration equipment                                        10,980
      Other assets                                                    1,754
      Accounts payable                                 (59,265)    (127,019)
      Accrued liabilities                               (3,760)     (17,310)
                                                      ________     ________
          Total adjustments                            (47,792)     (98,263)
                                                      ________     ________
          Net cash provided by operating activities       (964)      (1,633)
                                                      ________     ________


CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of equipment                                     2,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from partner                              2,691,500
  Repayment of notes payable                                     (2,691,500)
                                                     _________   __________
          Net cash from financing activities                 -            -
                                                     _________   __________


NET INCREASE (DECREASE) IN CASH                           (964)         867

CASH, Beginning of year                                  1,211          344
                                                     _________    _________
CASH, End of year                                   $      247   $    1,211
                                                     =========    =========
See notes to financial statements.

ZONIC A&D COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

1.  ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     Organization - In October 1988, Zonic Corporation (an Ohio corporation hereafter referred to as Zonic) and A&D Engineering, Inc. (a California corporation), which is an affiliate of A&D Company, Limited of Tokyo, Japan (hereafter referred to as A&D), formed an Ohio partnership called Zonic A&D Company (the Partnership). This partnership is a sales and marketing joint venture, the purpose of which is to market Zonic products and A&D spectrum analysis instruments in North and South America. These products consist primarily of data acquisition, analysis and computer graphics systems. Zonic and A&D Engineering, Inc. each have a 50% ownership in the Partnership which is based on a one year automatically renewable agreement unless terminated six months in advance of the renewal date.

     Demonstration Equipment - Demonstration equipment includes inventory items in the custody of salesmen or potential customers and is stated at the lower of cost or market. Cost is determined principally by the specific identification method. The cost of demonstration equipment is amortized over a five-year period. Amortization stops at the time the unit is sold.

     Use of Estimates - Preparation of the financial statements requires the use of estimates, none of which have a material effect on the financial statements.

     Depreciation - Provisions for depreciation of property and equipment are computed over the estimated useful lives of the assets, using the straight-line method.

     Income Taxes - Zonic A&D Company is a partnership. As such, income taxes are the responsibility of the individual partners and, accordingly, are not reflected in the financial statements.

     Fair Value of Financial Instruments has not been provided for partners accounts payable as it is not practicable to estimate such fair value as such instrument is being transacted with related parties. The Company has not recently secured debt from unrelated parties and accordingly cannot estimate, with reasonable certainty, the market rate available to the Company or even if market debt would be provided at all. All other financial instruments are carried at an amount approximating their fair value.

2.  CONTRIBUTION OF CAPITAL

     On September 30, 1994 A&D Engineering Inc. forgave the Partnership's note payable of $110,000 and contributed additional capital of $2,691,500. The contribution was used by the Partnership to repay a note payable to A&D. The forgiveness of the note payable was recorded as a capital contribution. As part of this transaction, A&D also agreed to forgive accrued interest of $309,074. The forgiveness of this liability was also recorded as a capital contribution. Additionally, Zonic made a capital contribution of $652,432 in the form of forgiveness of the notes payable of $590,000 and accrued interest of $62,432.

3.  NOTES PAYABLE

     As described in Note 2, all notes payable were repaid or forgiven as of March 31, 1995.

     While outstanding, the notes payable to A&D and Zonic accrued interest at a rate of 4% per year, while the note payable to A&D Engineering, Inc. accrued interest at 8% per year. In accordance with the partnership agreement, the interest is payable upon termination of the partnership. During 1996 and 1995, interest expense related to all notes payable was waived. In addition, interest accrued related to the notes payable to A&D and Zonic was forgiven in 1995. The partners have not committed to make any additional loans or advances.

4.  RELATED PARTY TRANSACTIONS

     As described in Note 1, the Partnership sells only Zonic and A&D products. The partnership agreement requires that all products sold by this Partnership be purchased from Zonic. In addition, the Partnership occasionally purchases equipment from Zonic for demonstration purposes. There were no purchases of demonstration equipment in 1996 or 1995.

     The Partnership earns commissions from Zonic equal to 20.0% (23.5% in 1994) of the Partnership's purchases of Zonic and A&D products provided the sale carries a minimum gross margin dependent upon product. All commissions are reduced in direct proportion to the respective gross margins when they are less than the minimum gross margins. The Partnership earned commission income of $353,346 and $545,932 in 1996 and 1995, respectively.

     The partnership agreement also requires the Partnership to pay Zonic a management fee for its administrative and consulting services. The management fee was waived for 1996 and 1995.

     The partnership agreement permits Zonic and A&D Engineering, Inc. to charge the Partnership both direct expenses and an allocation of their selling and administrative expenses. Both partners waived these charges for 1996 and 1995.

     Zonic provides office space to the Partnership at no cost.

     The Partnership had the following amounts due to related parties at March 31:

                                                     1996            1995
                                                     ____            ____

Accounts payable                              $   471,375     $   529,548
Accrued interest payable                           13,684          13,684

5.  GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business The Partnership's liabilities exceed its assets and cash flows are dependent upon Zonic. Therefore, the Partnership's continuation is dependent upon Zonic's ability to generate sufficient cash flow to meet it's obligations to the Partnership and others on a timely basis or to obtain additional financing from outside sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Partnership be unable to continue. In 1995, Zonic assumed responsibility for the sales management and marketing areas at no additional cost to the Partnership. Management is of the opinion that Zonic will continue to meet its obligations and sustain operations from cash flows from increased sales and reduced operating costs.

6.  RETIREMENT PLAN

     All employees of the Partnership are covered by a defined contribution plan sponsored by Zonic (the Sponsor). Such plan is an employee savings and investment retirement plan qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan covers all employees of the Company age 18 and over who have completed three months of service and are scheduled to work 1,000 hours or more during the plan year.

     The Partnership is required to make a contribution equal to 30 percent of the voluntary 401(k) contribution of all participants up to a maximum of 5% of each employee's salary. One half of this contribution may be made in the Sponsor's stock at the discretion of the Sponsor's Board of Directors. The Partnership expensed $1,262 and $1,008 for 1996 and 1995, respectively.

     In any plan year, a supplemental contribution may be made if the Sponsor has a net after tax profit of more than 5% of sales. No such contributions were made in 1996 or 1995.

7.  STATEMENTS OF CASH FLOWS

     The Partnership offset accounts payable with accounts receivable from a related party in the amount of $353,346 and $545,932 at March 31, 1996 and 1995, respectively.

     During 1996 and 1995, Zonic purchased receivables of the Partnership without recourse amounting to $ 1,903,227 and $3,090,143. In consideration for the purchases of these receivables an equivalent amount of accounts payable to Zonic were forgiven.

     During 1996, the Partnership transferred certain equipment and demonstration equipment with a net book value of $2,240 to a third party in exchange for settlement of $13,030 in commissions due.

     In 1995, notes payable to partners totaling $700,000 and accrued interest totaling $371,506 were forgiven and recorded as capital contributions to the Partnership.

          (3)  Exhibits Required by Item 601 of Regulation S-K:

               (3)(i) The Company's Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 14(a)(3)(3)(i) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1993.

                 (ii) Code of Regulations of the Company incorporated by reference to Exhibit (b) to Registration Statement of Company which became effective under the Securities Act of 1933 on July 2, 1981, (File No. 2-72450C) "the
                       Registration Statement".

                (iii) Amendment to the Company's Code of Regulations Article II Section 1 as adopted by the stockholders on August 8, 1986 incorporated by reference to
                       Exhibit 14(a)(3)(iv) of the Form 10-K filed by the Company for fiscal year ended March 31, 1987.

              (4) (i) Specimen Common Share Certificate incorporated by reference to Exhibit 3(e) to the Registration Statement.

                 (ii)  1989 Stock Option Plan incorporated by reference to
                       Exhibit 14(a)(3)(4)(xii) of Form 10-K filed by the Company for the fiscal year ended March 31, 1990.

                (iii) 1991 Executive Stock Option Plan incorporated by reference to Exhibit 14 (a)(3)(4)(ix) of Form 10-K filed by the Company for the fiscal year ended March 31, 1991.

              (10)(i) Partnership Agreement, dated October 7, 1988, between the Company, A&D Co., Ltd. and A&D Engineering, Inc. incorporated by reference to Exhibit 14(a)(3)(10)(v) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1989.

                 (ii) Distributorship Agreement, dated October 7, 1988, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 14(a)(3)(10)(vi) of the Form 10-K filed by the Company for the fiscal year ended
                       March 31, 1989.

                (iii) Distributorship Agreement, dated October 7, 1988, between the Company and Zonic-A&D Company incorporated by reference to Exhibit 14(a)(3)(10)(vii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1989.

                 (iv) Sales Promotional Fee Contract, dated October 7, 1988, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 14(a)(3)(10)(viii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1989.

                  (v) Distribution Agreement, dated February 26, 1988, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 14 (a)(3)(10)(viii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1990.

                 (vi) Shareholder Agreement, dated February 21, 1991, between the Company and A&D Co., Ltd. with respect to Zonic A&D Ltd. incorporated by reference to
                       Exhibit 14 (a) (3) (10)(ix) of the Form 10-K filed by the Company for the fiscal year ended
                       March 31, 1991.

                (vii) Distribution Agreement, dated February 21, 1991, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 14 (a)(3)(10)(x) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1991.

               (viii) Amended and Restated Distribution Agreement, dated March 1, 1992, between the Company and Zonic A&D Ltd. incorporated by reference to Exhibit 14(a)(3)(10)(xi) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1992.

                 (ix) Termination Agreement, dated March 31, 1992, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 14(a)(3)(10)(xii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1992.

                  (x) Value Added Reseller U.S. Sales Agreement, dated October 10, 1991, between the Company and Apple Computer, Inc. incorporated by reference to
                       Exhibit 14(a)(3)(10)(xiii) of the Form 10-K filed by the Company for the fiscal year ended
                       March 31, 1992.

                 (xi) Credit Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 10.1 of the Form 8-K dated December 7, 1992 filed by the Company.

                (xii) Non-Qualified Stock Option granted to A&D Co., Ltd. dated December 7, 1992 incorporated by reference to
                       Exhibit 10.2 of the Form 8-K dated December 7, 1992 filed by the Company.

               (xiii) Control Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 10.3 of the Form 8-K dated December 7, 1992 filed by the Company.

                (xiv) Services Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd. incorporated by reference to Exhibit 10.5 of the Form 8-K dated December 7, 1992 filed by the Company.

                 (xv) First Lease Amendment, dated September 1, 1993, between the Company and Duke Associates No. 55 Limited Partnership for the premises located at Park 50 TechneCenter, 50 W. TechneCenter Drive, Milford, Ohio incorporated by reference to
                       Exhibit 14(a)(3)(10)(xvii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1994.

                (xvi) Warrant, dated September 1, 1993, between the Company and Duke Associates No. 55 Limited Partnership incorporated by reference to Exhibit
                       14(a)(3)(10)(xviii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1994.

               (xvii) Amendment to Partnership Agreement, dated May 31, 1990, between the Company, A&D Engineering, Inc. and A&D Co., Ltd. incorporated by reference to Exhibit (10)(xvii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1995.

              (xviii) Second Amendment to the Partnership Agreement, dated September 30, 1994, between the Company and A&D Engineering, Inc. incorporated by reference to Exhibit
                       (10)(xviii) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1995.

                (xix) Capital Contribution Agreement, dated September 30, 1994, between the Company, A&D Engineering, Inc., Zonic A&D Company and A&D Co., Ltd. incorporated by reference to Exhibit (10)(xviv) of the Form 10-K filed by the Company for the fiscal year ended
                       March 31, 1995.

                 (xx) Warrant, dated March 16, 1995, between the Company and Star Bank, National Association, issued in connection with the discharge in full of the Company's Star Bank indebtedness incorporated by reference to Exhibit
                       (10)(xx) of the Form 10-K filed by the Company for the fiscal year ended March 31, 1995.

                (xxi) WCA Rights Sale Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company incorporated by reference to Exhibit 2.1 of the Form 8-K dated
                       June 30, 1995 filed by the Company.

               (xxii) Amendment to Credit agreement, dated June 30, 1995, between the Company and A&D Company, Ltd. incorporated by reference to Exhibit 2.2 of the Form 8-K dated June 30, 1995 filed by the Company.

              (xxiii) Amendment to Distribution Agreement, dated June 30, 1995, between the Company and A&D Company, Ltd. incorporated by reference to Exhibit 2.3 of the Form 8-K dated June 30, 1995 filed by the Company.

               (xxiv) WCA Software Source Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company incorporated by reference to Exhibit 2.4 of the Form 8-K dated June 30, 1995 filed by the Company.

               (xxv) WCA Manufacturing Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company incorporated by reference to Exhibit 2.5 of the Form 8-K dated June 30, 1995 filed by the Company.

               (xxvi) OEM Distribution and Confidentiality Agreement, dated February 12, 1996, between Spectral Dynamics, Inc. and the Company.

            (22) The only subsidiaries of the Company are TechneCenter Limited, a United Kingdom corporation and Zonic A&D Ltd., a United Kingdom corporation. The Company also has an ownership interest in Zonic A&D Company, an Ohio general partnership.

       (b)  Reports on Form 8-K.
            None.

       (c)  Exhibits.
            See subparagraph (a) above.

       (d)  Financial Statement Schedules.
            None, except as set forth under Item 14(a)(2) above.

                         OEM Distribution
                               and
                     Confidentiality Agreement

     This Agreement is made and entered into as of this February 12, 1996 by and between Spectral Dynamics, Inc., a California company with principal offices at 1983 Concourse Drive, San Jose, California, hereinafter referred to as "Spectral", and Zonic Corporation, an Ohio Corporation with principal office at 50 West TechneCenter Drive Milford, Ohio, hereinafter referred to as "Zonic".

     WHEREAS, Zonic is a manufacturer of data acquisition and digital signal processing equipment and engaged in the business of supplying such products for use in structural analysis applications; and,
     WHEREAS, Spectral is a manufacturer of shaker control equipment, related software products and general signal analysis and modal analysis software and engaged in the business of supplying such products for use in structural analysis applications; and,
     WHEREAS, the parties desire that Spectral market and distribute Zonic manufactured equipment.
     NOW, THEREFORE, the parties agree as follows:
      1. Zonic agrees to sell to Spectral those Zonic products identified as Exhibit "A" at the prices therein listed.

      2. Spectral agrees purchase from Zonic the materials identified Exhibit A and incorporate the purchased products into systems for resale to Spectral's customers.

      3. Zonic warrants that products manufactured by Zonic and sold to Spectral under this agreement will be free from defects in material and workmanship for one year from date of shipment from Zonic's facility. Zonic will repair or replace, at Zonic's option and without charge, any product which fails to satisfy this warranty. Claims against this warranty must be made in writing and the defective material returned to Zonic, prepaid and insured. Zonic will return ship EX-WORKS after repair.

    In no event shall Zonic be liable to Spectral nor Spectral's end customer for any incidental or consequential damages, including without limitation any loss, damage, claim, liability or expense, of any kind or nature, caused directly or indirectly by the furnishing of service or materials pursuant to this Agreement, or by any interruption of service, or loss of use thereof or for any loss of business or damage to Spectral whatsoever and howsoever caused.

      4. Zonic agrees to provide reasonable amounts of technical and product training to Spectral's designated representatives at Zonic's facility.

      5. Zonic agrees to provide reasonable amounts of demonstration materials to Spectral under terms to be mutually agreed upon by the parties.

      6. The parties agree that additional products developed by Zonic may be added to Exhibit "A" from time to time by mutual consent and such additions shall be considered amendments to this agreement.

      7. The parties agree to cooperate in the identification and development of new products and enter into development agreements by mutual consent.

      8. This agreement is nonexclusive and the parties retain their rights to secure similar distribution agreements with others as they deem appropriate.

      9. All information in any form transferred by Zonic to Spectral related to product design, product plans, marketing plans, or other business matters will be considered proprietary information and will be provided on the condition that it be retained in confidence and not disclosed to any third party without the written consent of Zonic. Product specifications, operating information, performance characterizations and other information published and made available by Zonic to the general public shall not be considered confidential information as defined herein.

     10. All information in any form transferred by Spectral to Zonic related to product design, product plans, marketing plans, or other business mattress will be considered proprietary information and will be provided on the condition that it be retained in confidence and not disclosed to any third party without the written consent of Spectral. Product specifications, operating information, performance characterizations and other information published and made available by Spectral to the general public shall not be considered confidential information as defined herein.

     11. Either party may terminate this Agreement by providing the other party 60 days notice of their intention to terminate the agreement except that the confidentially provisions as described in Articles 9 and 10 of this Agreement shall be binding on the parties for five (5) years after termination of this Agreement. Notice shall be considered to have been given upon delivery of such notice in writing by registered mail

     12. This Agreement, including all Exhibits referenced herein, constitutes the entire agreement between the parties with respect to the subject matter and supersedes any and all previous agreements, representations, and understandings, either oral or written between the parties. This Agreement shall be modified only by an instrument in writing and signed by the duly authorized representatives of the parties

     13. This Agreement will be governed and construed in accordance with the laws of the State of Ohio.

Spectral Dynamics                  Zonic Corporation


by: / s /  Stewart Slykhous        by:  / s / James B. Webb
___________________________        ________________________
Stewart Slykhous                   James B. Webb
President                          President

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONIC CORPORATION


By: \ s \ James B. Webb
   James B. Webb, President

Date:  June 28, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \ s \ James B. Webb
   James B. Webb, President, Treasurer
   Principal Executive Officer,
   and Director

Date:  June 28, 1996



By: \ s \ John H. Reifschneider
   John H. Reifschneider, Controller

Date:  June 28, 1996



By: \ s \ Shoiche Sekine
   Shoiche Sekine, Executive Vice-
   President and Director

Date:  June 19, 1996



By: \ s \ Gerald J. Zobrist
   Gerald J. Zobrist, Director

Date:  June 19, 1996

                          EXHIBIT INDEX

Exhibit No.    Name of Exhibit

(3)(I) Amended and Restated Articles of Incorporation (incorporated by reference)

(3)(ii)        Code of Regulations (incorporated by reference).

(3)(iii) Amendment to Article II Section 1 of the Company's Code of Regulations (incorporated by reference).

(4)(I)         Specimen Common Share Certificate (incorporated by reference).

(4)(ii)        1989 Stock Option Plan (incorporated by reference).

(4)(iii)       1991 Executive Stock Option Plan (incorporated by reference).

(10)(I) Partnership Agreement, dated October 7, 1988 between the Company, A&D Co., Ltd. and A&D Engineering, Inc. (incorporated by reference).

(10)(ii) Distributorship Agreement, dated October 7, 1988, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(iii) Distributorship Agreement, dated October 7, 1988, between the Company and Zonic-A&D Company (incorporated by reference).

(10)(iv) Sales Promotional Fee Contract, dated October 7, 1988, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(v) Distribution Agreement, dated February 26, 1988, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(vi) Shareholder Agreement, dated February 21, 1991, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(vii) Distribution Agreement, dated February 21, 1991, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(viii) Amended and Restated Distribution Agreement, dated March 1, 1992, between the Company and Zonic A&D Ltd. (incorporated by reference).

(10)(ix) Termination Agreement, dated March 31, 1992, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(x) Value Added Reseller U.S. Sales Agreement, dated October 10, 1991, between the Company and Apple Computer, Inc.
               (incorporated by reference).

(10)(xi) Credit Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(xii) Non-Qualified Stock Option granted to A&D Co., Ltd. dated December 7, 1992 (incorporated by reference).

(10)(xiii) Control Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd. (incorporated by reference).

(10)(xiv) Services Agreement, dated December 7, 1992, between the Company and A&D Co., Ltd.(incorporated by reference).

(10)(xv) First Lease Amendment, dated September 1, 1993, between the Company and Duke Associates No. 55 Limited Partnership for the premises located at Park 50 TechneCenter, 50 W. TechneCenter Drive, Milford, Ohio (incorporated by reference).

(10)(xvi) Warrant, dated September 1, 1993, between the Company and Duke Associates No. 55 Limited Partnership (incorporated by reference).

(10)(xvii) Amendment to Partnership Agreement, dated May 31, 1990, between the Company, A&D Engineering, Inc. and A&D Co., Ltd. (incorporated by reference).

(10)(xviii) Second Amendment to the Partnership Agreement, dated September 30, 1994, between the Company and A&D Engineering, Inc. (incorporated by reference).

(10)(xix) Capital Contribution Agreement, dated September 30, 1994, between the Company, A&D Engineering, Inc., Zonic A&D Company and A&D Co., Ltd. (incorporated by reference).

(10)(xx) Warrant, dated March 16, 1995, between the Company and Star Bank, National Association, issued in connection with the discharge infull of the Company's Star Bank indebtedness. (incorporated by reference).

(10)(xxi) WCA Rights Sale Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company. (incorporated by reference).

(10)(xxii) Amendment to Credit agreement, dated June 30, 1995, between the Company and A&D Company, Ltd. (incorporated by reference).

(10)(xxiii) Amendment to Distribution Agreement, dated June 30, 1995, between the Company and A&D Company, Ltd.(incorporated by reference).

(10)(xxiv) WCA Software Source Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company. (incorporated by reference).

(10)(xxv) WCA Manufacturing Agreement, dated June 30, 1995, between A&D Company, Ltd. and the Company. (incorporated by reference).

(10)(xxvi) OEM Distribution and Confidentiality Agreement, dated February 12, 1996, between Spectral Dynamics, Inc. and the Company.