Form 10-Q
period 1996-06-30
ZONIC CORP
filed 1996-08-19
CIK 320515

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996        Commission File Number 0-12283

                               ZONIC CORPORATION
            (Exact name of Registrant as specified in its charter)


              Ohio                                 31-0791199
    ________________________        ______________________________________
    (State of Incorporation)        (I.R.S. Employer Identification Number)



  50 West TechneCenter Drive, Milford, Ohio            45150
 __________________________________________          __________
 (address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code:  (513) 248-1911


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



                                  3,044,136
                                  _________

Part I - Financial Information
Item 1 - Financial Statements


                         Statement of Operations

                For The Three Month Period Ended June 30,
                               (unaudited)

                                                           1996      1995
                                                           ====      ====

Product and service revenues                          $ 745,012  $1,252,462


Cost of products and services sold                      346,728     672,178
Selling and administrative expenses                     308,804     438,593
Research and development expenses and software
   construction and product enhancement amortization    196,644     228,059
                                                     __________  __________
                                                        852,176   1,338,830

Operating loss                                         (107,164)    (86,368)

Interest expense                                       (101,745)   (154,413)
Foreign currency gains (losses)                          16,685     (31,365)
Gain on sale of asset                                             1,417,027
                                                     __________  __________
Income (loss) before taxes and extraordinary item      (192,224)  1,144,881

Provision for income taxes                                    -           -
                                                     __________  __________
Income (loss) before extraordinary item               $(192,224) $1,144,881

Extraordinary item:
   Gain from debt restructuring, net of taxes                -     397,275
                                                     __________  __________
Net income (loss)                                    $ (192,224) $1,542,156
                                                     ==========  ==========

Income (loss) before extraordinary item              $    (0.06)  $    0.37
Extraordinary item - gain from debt restructuring,
    net of taxes                                              -        0.13
                                                     __________  __________
Income (loss) per share                              $    (0.06)  $    0.50
                                                     ==========  ==========
Weighted average shares outstanding                   3,044,136   3,094,136



The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
         (continued)

                              Balance Sheets

                     As of June 30, 1996 and March 31, 1996
                                 (unaudited)


                                                        June-30    March-31
ASSETS                                                     1996        1996
                                                      =========    =========

Current Assets
   Cash                                              $   12,892  $   28,951
   Receivables
      Trade                                              78,818     642,311
      Related parties                                   368,865     334,781
      Unbilled contracts                                 63,796      56,788
                                                     __________  __________

   Total receivables                                    511,479   1,033,880
   Inventories
      Finished products                                 124,135     296,762
      Work in process                                   377,851     102,418
      Raw material                                      384,648     309,737
                                                     __________  __________

   Total inventories                                    886,634     708,917
   Prepaid expenses                                      44,890       3,833
                                                     __________  __________

      Total Current Assets                            1,455,895   1,775,581


Property and Equipment-at Cost
   Furniture and office equipment                       465,421     465,421
   Machinery and plant equipment                      1,046,580   1,046,580
   Software construction and product enhancement      7,347,872   7,260,451
                                                     __________  __________

                                                      8,859,873   8,772,452
   Less accumulated depreciation and amortization     7,497,786   7,305,267
                                                     __________  __________

                                                      1,362,087   1,467,185



                                                     __________  __________
      Total Assets                                  $ 2,817,982 $ 3,242,766
                                                     ==========  ==========


The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
         (continued)

                                  Balance Sheets

                      As of June 30, 1996 and March 31, 1996
                                    (unaudited)


                                                        June-30    March-31
LIABILITIES                                                1996         1996
                                                     __________   __________



Current Liabilities
   Short term notes payable and current maturities
      of long-term debt                             $ 5,072,581   $  806,316
   Accounts payable - trade                             848,030      844,685
   Accounts payable - related parties                   584,515      611,823
   Deferred Income                                      413,505      792,977
   Accrued liabilities
      Salaries and wages                                128,596      142,813
      Property and payroll taxes                         97,549       86,429
      Interest, commissions and other                   450,127      457,012
                                                     __________   __________
   Total Accrued Liabilities                            676,272      686,254
                                                     __________   __________
Total Current Liabilities                             7,594,903    3,742,055


Long-Term Obligations, Less Current Maturities                -    4,070,000
                                                     __________   __________

Deferred Rent                                           277,277      292,685


SHAREHOLDERS' EQUITY
   Common shares                                         61,674       61,674
   Additional paid-in capital                         5,727,881    5,727,881
                                                     __________   __________

                                                      5,789,555    5,789,555

   Accumulated deficit                              (10,843,753) (10,651,529)
                                                     __________   __________

   Total Shareholders' Deficit                       (5,054,198)   (4,861,974)

Total Liabilities & Shareholders' Equity            $ 2,817,982   $ 3,242,766
                                                     ==========   ===========


The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
         (continued)

                     Statement of Shareholders' Equity (Deficit)

                       For The Three Months Ended June 30, 1996
                                     (unaudited)


                         Additional  Cumulative
                Common  Contributed  Translation  Accumulated
                Shares      Capital  Adjustments      Deficit      Total

Balance,
March 31, 1996  $61,674  $5,727,881  $        0  $(10,651,529)  $(4,861,974)

Net loss
for period                                           (192,224)     (192,224)

                _______  __________  __________  ____________  ____________

Balance,
June 30, 1996   $61,674  $5,727,881  $        0  $(10,843,753)  $(5,054,198)
                =======  ==========  =========== =============  ============


























The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
         (continued)

                       Statement of Cash Flow
               For The Three Month Periods Ended June 30,
                             (unaudited)

                                                          1996        1995
                                                          ____        ____
Cash provided by operations
   Net income (loss) for period                      $ (192,224) $1,542,156
   Adjustments to reconcile net income to
         cash from operations:
      Gain from sale of rights to software                    -  (1,417,027)
      Gain from debt restructuring                            -    (397,275)
      Depreciation and amortization                      10,525      16,216
      Amortization of software construction
         and product enhancements                       196,643     228,059
      Amortization of stock options                           -      15,785
      Provision for bad debt                                  -           -
      Provision for obsolete inventory                    9,000       9,000
      Amortization of deferred income                   (74,909)    (83,914)
      Foreign currency loss and other                   (16,685)     31,350
   Increase (decrease) in cash  due to changes in:
      Accounts receivable                               522,752    (141,996)
      Inventories                                      (186,717)    (51,478)
      Prepaid expenses                                  (41,057)    (25,955)
      Accounts payable                                   (7,278)    210,508
      Accrued liabilities                                (9,982)     74,043
      Accrued rent                                      (15,408)    (15,238)
      Deferred income                                  (304,563)     97,769
                                                     __________  __________

Net cash provided by (used in) operations              (109,903)     92,003

Cash used in investment activities - Increase in
   software construction and product enhancements      (102,421)    (68,626)

Cash provided by (used in) financing activities
   Additions to long-term obligations                   200,000           -
   Payments on long-term obligations                     (3,735)     (4,317)
                                                     __________  __________

      Net cash provided by (used in)
         financing activities                           196,265      (4,317)

Increase (decrease) in cash                             (16,059)     19,060
Cash - beginning of period                               28,951      27,222
                                                     __________  __________

Cash - end of period                                   $ 12,892    $ 46,282
                                                     ==========  ==========


Interest paid during period, net of capitalization     $ 78,171    $ 75,242
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
         (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the "Company") financial position at June 30, 1996 and the results of operations and cash flow for the three months ended June 30, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1996.

2. Affiliate Company

The Company along with A&D Company Ltd. has formed Zonic A&D Company with each owning 50% to market its products. Revenue from sales to Zonic A&D Company by the Company for the three months ended June 30, 1996 and 1995 were $298,787 and $530,791 respectively. Zonic A&D Company experienced a loss of $17,000 for the three months ended June 30, 1996 versus a profit of $9,000 for the same period of the prior year.

The Company accounts for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in this company, including the amounts the Company has committed to fund the operations. The current period loss and prior year profit are not recorded as these amounts offset unrecorded profits and losses incurred in prior periods. Zonic A&D Company incurred substantial losses prior to 1994 which were recorded in those years to the extent the Company was at risk to fund these losses.

Item 2 - Management's Discussion and Analysis

Results of Operations

Product and Services Revenue decreased by $507,450, or 41% for the three months ended June 30, 1996, when compared to the same period of the prior year. Sales decreased across all product lines except for Machinery Monitoring Systems which accounted for 52% of the total current period revenues. Machinery Monitoring System revenue was primarily from work completed on a large order received last year. Revenue from this order is recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and is expected to be complete in September, 1996.

Order backlog amounted to $1,315,000 at June 30, 1996 compared with $1,168,000 at June 30, 1995.

Costs of products and services sold were 47% of products and services revenues for the three months ended June 30, 1996 versus 54% for the same prior year period. The decrease in costs was due mainly to improved profit margins for most products, particularly System 7000 sales, and lower warranty and repair costs. Also, the prior year included a large sale with a lower than normal profit margin.

Selling and administrative expenses decreased $129,789 during the current period versus the same period of the prior year. This decrease is mainly attributable to decreased salary and wage expense due to fewer employees in the current period and, to a lesser extent, lower commission expense as a result of lower sales. As a percentage of total revenue, selling and administrative expenses were 41% and 35% for the periods ending June 30, 1996 and 1995, respectively.

Research and development expenses and software construction amortization was $196,644 for the current year versus $228,059 for the prior year. This decrease was due to less amortization expense this year as a result of the sale of the Company's interest in the WCA Product in June of last year. However, this decrease has been partially offset by amortization expense related to the Medallion Product during the current year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended June 30, 1996 was $101,475 versus $154,413 for the same period ended June 30, 1995. This decrease is due to reduced borrowing levels during the current year, versus the levels of borrowing during the same period of the prior year. There was no capitalized interest related to borrowings used to fund product development during the current year. There was $5,000 of capitalized interest in the prior year.

Foreign currency gains and losses were $16,685 for the three months ended June 30, 1996 compared to losses of $31,365 for the same period of the prior year. The current year gains are due to the increase in value of the U. S. dollar against the Japanese yen.

Item 2 - Management's Discussion and Analysis
         (continued)

Liquidity & Capital Resources
___________________________________

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at June 30, 1996 and March 31, 1996 were $1,277,793 and $1,372,016, respectively. Cash outlays for software construction and product enhancement projects were $102,421 for the three months ended June 30, 1996 compared to $68,626 for the same period of the prior year. These costs will be amortized over the estimated useful life of each product capitalized.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,966,474 at March 31, 1996 to a negative $6,139,008 at June 30, 1996. The decline in working capital was due to the maturing of all previous bank and other long-term obligations within the next twelve months.

The Company's cash flow from operations amounted to a negative $109,903 for the three months ended June 30, 1996, while short-term borrowings from A&D Company Ltd. less repayment of debt obligations provided $196,265 during this same period. Investments in software construction and product enhancement activities used cash of $102,421.

The Company sells certain trade receivables and pays a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from sale of trade receivables for the current and prior year periods were $219,000 and $74,000, respectively. At June 30, 1996, the amount of receivables sold which remain uncollected from customers was $193,303. The Company has received $164,307 from the sale of these receivables and such amount has reduced the amount of receivables reported on the balance sheet.

The Company continues to experience serious cash flow problems, and has been unable to improve on the aging of its accounts payable and certain accrued liabilities during the current period. The Company must raise and is actively seeking additional working capital through additional debt or equity financing from public or private sources to reduce the current delinquency of its accounts payable and accrued liabilities, make payments on its current debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. During the current year period, A&D Company Ltd. made additional loans to the Company totaling $200,000 which are repayable in August, 1996. The Company believes that the due dates of these loans will be extended if not repaid by the due date.

Part II - Other Information

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statements of Operations

         Reports on Form 8-K  - None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:    / s /  James B. Webb
   ___________________________________________
        James B. Webb
        President and Chief Executive Officer



By:   / s /  John H. Reifschneider
   ___________________________________________
         John H. Reifschneider
         Controller


Dated:  August 14, 1996