Form 10-Q
period 1996-09-30
ZONIC CORP
filed 1996-11-05
CIK 320515

FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 1996      Commission File Number 0-12283


                                 ZONIC CORPORATION
                (Exact name of Registrant as specified in its charter)


                  Ohio                          31-0791199
                  ____                          ----------
       (State of Incorporation)    (I.R.S. Employer Identification Number)



	   50 West Technecenter Drive, Milford, Ohio              45150
    _________________________________________           _________
	    (address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code:  (513) 248-1911


                                   Not Applicable
                                   ______________

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






                                     <page 1>

Part I - Financial Information
Item 1 - Financial Statements

                               Statement of Operations
                                     (unaudited)

                                  Three Months Ended        Six Months Ended
                                  9-30-96     9-30-95      9-30-96     9-30-95
                               __________  __________   __________  __________

Products and service revenues  $1,445,262  $1,000,906   $2,190,274  $2,253,368

Cost of products and
     services sold                591,964     501,536      938,692   1,173,714
Selling and administrative
     expenses                     416,697     431,859      725,267     867,733
Research and development
     expenses and software
     construction and product
     enhancement amortization     205,647     163,435      402,291     394,213
                                _________   _________    _________   _________

                               $1,214,308  $1,096,830   $2,066,250  $2,435,660

Operating profits (loss)          230,954     (95,924)     124,024    (182,292)

Interest expense, net            (129,188)   (126,710)    (230,933)   (281,123)
Foreign currency gain              21,776     142,300       38,461     110,935
Gain on sale of asset                   -           -            -   1,417,027
                                _________   _________    _________   _________

Income (loss) before taxes
     and extraordinary item       123,542     (80,334)     (68,448)  1,064,547
Extraordinary item-
     gain from debt restructuring,
     net of taxes                       -           -            -     397,275
                                _________   _________    _________   _________

Net profit (loss)                $123,542   $ (80,334)   $ (68,448) $1,461,822
                                 ========   =========    =========   =========
Income (loss) before
     extraordinary item          $   0.04   $   (0.03)   $   (0.02) $     0.34
Extraordinary item -
     gain from debt restructuring,
     net of taxes                       -           -            -        0.13
                                 ________   _________    __________   ________

Income (loss) per share          $   0.04   $   (0.03)   $   (0.02)  $    0.47
                                 ========   =========    =========   =========

Weighted average
     shares outstanding         3,044,136   3,094,136     3,044,136  3,094,136



The accompanying notes are an integral part of these financial statements.


                                  <page 2>

Part I - Financial Information (continued)
Item 1 - Financial Statements  (continued)

                                   BALANCE SHEETS
                   As of September 30, 1996 & March 31, 1996
                                    (unaudited)

                                                        Sept.-30      March-31
ASSETS                                                      1996          1996
                                                       =========     =========
Current Assets
     Cash                                                $87,453       $28,951
     Receivables
          Trade                                          106,322       642,311
          Related parties                                297,921       334,781
          Unbilled contracts                             280,178        56,788
                                                       _________     _________
     Total receivables                                   684,421     1,033,880
     Inventories
          Finished products                              237,975       296,762
          Work in process                                259,412       102,418
          Raw material                                   349,531       309,737
                                                       _________     _________
     Total inventories                                   846,918       708,917
     Prepaid expenses                                     28,501         3,833
                                                       _________     _________
          Total Current Assets                         1,647,293     1,775,581

Property and Equipment-at Cost
     Furniture and office equipment                      465,421       465,421
     Machinery and plant equipment                     1,063,346     1,046,580
     Leasehold improvements
     Software construction and product enhancement     7,378,949     7,260,451
                                                       _________     _________
                                                       8,907,716     8,772,452
     Less accumulated depreciation and amortization    7,699,598     7,305,267
                                                       _________     _________
                                                       1,208,118     1,467,185

               Total Assets                           $2,855,411    $3,242,766
                                                      ==========    ==========


















                                    <page 3>

Part I - Financial Information (continued)
Item 1 - Financial Statements  (continued)


BALANCE SHEETS (continued)

As of December 31, 1995 & March 31, 1995

                                                   September-30      March-31
LIABILITIES                                                1996          1996
                                                   ============      ========
Current Liabilities
     Short-term notes payable and current
          maturities of long-term debt               $5,220,000      $806,316
     Accounts payable - trade                           864,131       844,685
     Accounts payable - related parties                 512,093       611,823
     Deferred income                                    190,200       792,977
     Accrued liabilities
          Salaries and wages                            171,460       142,813
          Property and payroll taxes                    100,347        86,429
          Interest, commissions and other               465,567       457,012
                                                      _________     _________
               Total Accrued Liabilities                737,374       686,254
                                                      _________     _________
               Total Current Liabilities              7,523,798     3,742,055

Long-Term Obligations, Less Current Maturities                -     4,070,000

Deferred rent                                           262,035       292,685

SHAREHOLDERS' EQUITY (DEFICIT)
     Common shares                                       61,674        61,674
     Additional paid-in capital                       5,727,881     5,727,881
                                                     __________    __________
                                                      5,789,555     5,789,555

     Accumulated deficit                            (10,719,977)  (10,651,529)
                                                    ___________   ___________
           Total Shareholders' Equity                (4,930,422)   (4,861,974)
                                                     __________    __________
Total Liabilities and Shareholders' Equity           $2,855,411    $3,242,766
                                                     ==========    ==========
















The accompanying notes are an integral part of these financial statements.

                                  <page 4>


Part I - Financial Information (continued)
Item 1 - Financial Statements (continued)


                STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the six months ended September 30, 1996
                                  (unaudited)

                                     Additional
                          Common     Contributed   Accumulated
                          Shares       Capital       Deficit         Total
                          ======     ===========  =============      =====

Balance, March 31, 1996   $61,674    $5,757,881   $(10,651,529)  $(4,861,974)

Net loss for period                                    (68,448)      (68,448)
                          _______    __________   ____________   ___________

Balance,
September 30, 1996        $61,674    $5,757,881   $(10,719,977)  $(4,930,422)
                          =======    ==========   ============   ===========




































The accompanying notes are an integral part of these financial statements.

                                      <page 5>

Part 1 - Financial Information (continued)
Item 1 - Financial Statements (continued)

                            STATEMENTS OF CASH FLOWS
                     For The Six Months Ended September 30,
                                   (unaudited)

                                                           1996          1995
                                                       ========     =========
Cash provided by operations
    Net profit (loss) for period                       $(68,448)   $1,461,822
    Adjustments to reconcile net profit (loss)
            to cash from operations
        Gain from sale of rights to software                  -    (1,417,027)
        Gain from debt restructuring                          -      (397,275)
        Depreciation and amortization                    21,338        32,069
        Amortization of software construction
             and product enhancements                   402,291       383,058
        Amortization of stock options                         -        31,572
        Provision for obsolete inventory                 18,000        18,000
        Amortization of deferred income                (148,751)     (128,645)
        Foreign currency gain and other                 (38,490)     (110,935)

    Increase (decrease) in cash due to changes in
        Accounts receivable                             275,680       158,187
        Inventories                                    (156,001)     (142,051)
        Prepaid expenses                                (24,668)      (19,089)
        Accounts payable                                 32,687       149,842
        Accrued liabilities                              51,120        66,097
        Accrued rent                                    (30,650)      (30,892)
        Deferred income                                (454,026)      178,167
                                                       ________       _______
             Net cash provided (used) by operations    (119,918)      232,900

Cash provided by (used in) investment activities
        Purchase of equipment                           (16,766)            -
        Increase in software construction and
             product enhancements                      (148,498)      (80,721)
                                                        ________       _______
             Net cash provided by (used in)
                 investment activities                 (165,264)      (80,721)

Cash provided by (used in) financing activities
        Additions to debt obligations                   350,000             -
        Payments on debt obligations                     (6,316)       (9,920)
                                                        _______       _______
             Net cash provided by (used in)
                 financing activities                   343,684        (9,920)

Increase in cash                                         58,502       142,259
Cash - beginning of period                               28,951        27,222
                                                        _______      ________
Cash - end of period                                    $87,453      $169,481
                                                        =======      ========

Interest paid during period, net of capitalization     $168,618      $169,315
                                                       ========      ========


The accompanying notes are an integral part of these financial statements.

                               <page 6>

Part 1 - Financial Information (continued)
Item 1 - Financial Statements (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the "Company") financial position at September 30, 1996 and the results of operations for the three and six month periods ended September 30, 1996 and 1995 and its cash flows for the six-month periods ended September 30, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1996.


2. Affiliate Company

The Company along with A&D Company Ltd. has formed Zonic A&D Company with each owning 50% to market its products. Revenue from sales to Zonic A&D Company by the Company for the three month periods ended September 30, 1996 and 1995 were $770,501 and $521,601, respectively. Similar sales for the six month periods then ended were $1,069,288 and $1,056,392. Zonic A&D Company experienced a profit of $26,081 and $27,561, respectively, for the three months ended September 30, 1996 and 1995 and a profit of $8,611 and $36,694, respectively, for the six month periods then ended.

The Company accounts for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in the affiliate, including the amount the Company has committed to fund the operations. The Company's portion of current and prior period profits are not recorded as these amounts offset previously unrecorded losses. Zonic A&D Company incurred substantial losses prior to 1994 and were recorded in those years to the extent the Company was at risk to fund these losses.


Item 2 - Management's Discussion and Analysis

Results of Operations

Product and Services Revenue increased by $444,356 or 44% for the three months ended September 30, 1996, when compared to the same period of the prior year. Sales increased in the Company's 7000 and Machinery Monitoring products, while revenues declined in the WCA and XCITE products. Machinery Monitoring revenue was primarily from work completed on a large order received last year.
Revenue from this order is recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and is expected to be complete in November, 1996. For the six months ended September 30, 1996, revenue decreased by $63,094 or 3%. Significant decreases in sales occurred in WCA and Excite products but were substantially offset by the increase in Machinery Monitoring revenue.

Order backlog amounted to $711,000 at September 30, 1996 compared with $743,000 at September 30, 1995.

                                 <page 7>

Part 1 - Financial Information (continued)
Item 2 - Management's Discussion and Analysis (continued)

Results of Operations (continued)

Costs of products and services sold were 41% and 43% respectively of products and services revenues for the three and six months ended September 30, 1996 versus 50% and 52% respectively for the prior year. The decrease in costs is the result of higher profit margins on 7000 sales this year and low profit margins on two large 7000 sales during the first quarter of last year. Profit margins on extended warranty and customer service revenues improved for the current three and six month periods over those of the prior year. In addition, the gross margin on current year Machinery Monitoring revenues improved the current year profit margins.


Selling and administrative expenses decreased by 4% and 16% respectively for the three and six month periods ended September 30, 1996 versus the same periods for the prior year. The decline was due mainly to lower administrative salaries and the continuing reduction of facilities costs. Expenses were 29% of products and services revenues for the current three month period versus 43% in the prior year. This decline was due mainly to higher revenues during the current three month period. For the six months ended September 30, 1996, selling and administrative expenses were 33% of products and services revenues versus 39% in the prior year.


Research and development expenses and software construction amortization increased by $42,212 or 26% for the three months ended September 30, 1996 compared to the same period of the prior year. This increase was due to higher product development costs during the current year with shorter estimated useful lives of these new products when compared to products previously developed. For the six months ended September 30, 1996, expenses increased by 2% as the prior year included amortization expenses related to
the WCA Product in which the Company sold its interest in June, 1995.   See
Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended September 30, 1996 increased to $129,188 versus $126,710 for the same period of the prior year due to an increase in borrowings during the current year. For the six months ended September 30, 1996, interest expensed decreased to $230,933 from $281,123 for the same period of the prior year. This decrease was due to the repayment of loans in June, 1995 with proceeds from the sale of the Company's interest in the WCA Product to A & D Company Ltd. (See Liquidity and Capital Resources). There was no capitalized interest related to borrowings used to fund product development expenditures during the current year or prior year three month period. Capitalized interest for the six months ended September 30,1995 amounted to $5,000.

Foreign currency gains were $21,776 and $38,461, respectively, for the three and six months ended September 30, 1996 compared to $142,300 and $110,935, respectively, for the same periods of the prior year. These gains are due to the increase in value of the dollar against the Japanese yen during the current year.


Income taxes - Income taxes of $42,004 for the three months ended September 30, 1996 and $497,019 for the six months ended September 30, 1995 have been offset by net operating loss carryforwards. At March 31, 1996 and 1995, loss
                               <page 8>


Part 1 - Financial Information (continued)
Item 2 - Management's Discussion and Analysis (continued)

Results of Operations (continued)
carryforwards totaling $6,500,000 and $5,970,000, respectively, were available to offset future income taxes. Also, the Company had tax credits of $667,000 and $674,000, respectively, as of March 31, 1996 and 1995 to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at September 30, 1996 and March 31, 1996 were $1,118,223 and $1,372,016 respectively. Cash outlays for software construction and product enhancement projects were $148,498 for the six months ended September 30, 1996 compared to $80,721 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,966,474 at March 31, 1996 to a negative $5,876,505 at September 30, 1996. The decline in working capital was due to the maturing of all previous bank and long-term obligations within the next seven months. Excluding the maturing of this debt, working capital would have been a negative $1,806,505 at September 30, 1996.

The Company's cash flows from operations amounted to a negative $119,918 for the six months ended September 30, 1996. Short-term borrowings from A&D Company Ltd. less repayment of debt obligations provided $343,684 during this period.

The Company sells certain trade receivables and pays a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables for the current six month period were $794,378 and for the period June 30, 1995 (inception date for the sale of receivables) through September 30, 1995 were $437,941. At September 30, 1996, the amount of receivables sold which remain uncollected from customers was $424,459. The Company has received $360,790 from the sale of these receivables and such amount has reduced the amount of receivables reported on the balance sheet.

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company must raise and is actively seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, make payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. During the current six month period, A&D Company Ltd. made additional loans to the Company totaling $350,000. The repayment of these loans is past due and no repayment date has been set at this time.
                                    <page 9>


Part II - Other Information

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                      Statements of Operations.

         Reports on Form 8-K  - None


















































                                 <page 10>


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:  / s / James B. Webb
   _____________________
        James B. Webb
        President and Chief Executive Officer



By:   / s / John H. Reifschneider
      ____________________________
         John H. Reifschneider
         Controller


Dated:  November 4, 1996