Form 10-Q
period 1996-12-31
ZONIC CORP
filed 1997-02-21
CIK 320515

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended  December 31, 1996  Commission File  Number 0-12283


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


                               Statement of Operations
                                      (unaudited)

                               Three Months Ended         Nine Months Ended
                               12-31-96   12-31-95     12-31-96     12-31-95
                               --------   --------     --------
Products and service revenues  $ 950,491  $ 421,623   $3,140,765  $2,674,991

Cost of products and
services sold                    434,943    204,456    1,373,635   1,378,169
Selling and administrative
expenses                         320,533    381,942    1,045,801   1,249,677
Research and development
 expenses and software
 construction and product
 enhancement amortization        618,564    155,470    1,020,855     549,682
Costs related to management
 change and product                         455,682                  455,682
 discontinuance
                               ---------  ---------    ---------   ----------
                               1,374,040  1,197,550    3,440,291   3,633,210

Operating loss                  (423,549)  (775,927)    (299,526)   (958,219)

Interest expense, net           (116,198)  (106,381)    (347,131)   (387,504)
Foreign currency gain (loss)     (11,999)    23,692       26,462     134,627
Gain on sale of asset          3,020,942          -    3,020,942   1,417,027
Loss from affiliate             (385,000)         -     (385,000)          -
                               ---------   --------    ---------   ---------
Income (loss) before taxes
and extraordinary item         2,084,196   (858,616)   2,015,747     205,931

Provision for income taxes             -          -            -           -
                               ---------   --------    ---------   ---------
Income (loss) before
extraordinary item              2,084,19   (858,616)    2,015,747    205,931

Extraordinary item-
   gain from debt
   restructuring, net of taxes         -          -             -    397,275

Net income (loss)             $2,084,196  $(858,616)   $2,015,747  $ 603,206
                              ==========  ==========   ==========  =========
Income (loss) before
     extraordinary item       $     0.68  $   (0.28)   $     0.66  $    0.06
Extraordinary item
   gain from debt
   restructuring, net of taxes         -          -             -       0.13
                              ----------   ---------   ----------  ---------
Income (loss) per share       $     0.68  $   (0.28)   $     0.66  $    0.19
                              ==========  ==========   ==========  =========
Weighted average shares
   outstanding                 3,044,1    3,093,580     3,044,136  3,093,951

The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements (continued)

                          Balance Sheets
                  As of December 31, 1996 & March 31, 1996
                                 (unaudited)

                                          Dec.-31          March-31
ASSETS                                    1996              1996
Current Assets
     Cas                                $  146,600          $    28,951
     Accounts Receivable
          Trade                            616,561              642,311
          Related parties                   38,873              334,781
          Unbilled contracts                14,986               56,788
                                         ---------            ---------
     Total accounts receivable             670,420            1,033,880
     Notes receivable, shareholder       2,322,000                    -
     Inventories
          Finished products                166,076              296,762
          Work in process                  276,786              102,418
          Raw material                     184,267              309,737
                                         ---------            ---------
     Total inventories                     627,129              708,917
     Prepaid expenses                       17,523                3,833
                                         ---------            ---------
          Total Current Assets           3,783,672            1,775,581

Property and Equipment-at Cost
     Furniture and office equipment        465,421              465,421
     Machinery and plant equipment       1,063,346            1,046,580
     Software construction and product
          enhancement                    4,725,507            7,260,451
                                         ---------            ---------
                                         6,254,274            8,772,452

     Less accumulated depreciation
          and amortization               5,921,572            7,305,267
                                         ---------            ---------

                                           332,702            1,467,185
                                         ---------            ---------

               Total Assets            $ 4,116,374          $ 3,242,766
                                       ===========          ===========


The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements (continued)
         Balance Sheets (continued)

                                          Dec.-31          March-31
LIABILITIES                              1996              1996
Current Liabilities
     Short-term notes payable and
        current maturities of
        long-term debt                 $ 4,705,000          $   806,316
     Accounts payable - trade              909,965              844,685
     Accounts payable - shareholder              -              611,823
     Deferred income                       431,296              792,977
     Accrued liabilities
        Salaries and wages                 172,140              142,813
        Property and payroll taxes         111,308               86,429
        Interest, commissions and other    386,182              457,012
                                        ----------           ----------
           Total Accrued Liabilities       669,630              686,254

                                        ----------           ----------
             Total Current Liabilities   6,715,891            3,742,055

Long-Term Obligations,
    Less Current Maturities                      -            4,070,000

Deferred rent                              246,710              292,685

SHAREHOLDERS' EQUITY (DEFICIT)
     Common shares                          61,674               61,674
     Additional paid-in capital          5,727,881            5,727,881
                                         ---------            ---------

                                         5,789,555            5,789,555

     Accumulated deficit                (8,635,782)         (10,651,529)
                                        ----------           ----------

           Total Shareholders' Equity   (2,846,227)          (4,861,974)
                                        ----------           ----------

           Total Liabilities and
               Shareholders' Equity    $ 4,116,374         $  3,242,766
                                       ===========         ============
















The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements (continued)

               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   For the nine months ended December 31, 1996
                                   (unaudited)

                                Additional
                       Common   Contributed  Accumulated
                       Shares   Capital      Deficit      Total

Balance, March 31, 1996    $ 61,674  $5,757,881    $(10,651,529)  $(4,861,974)

Net income for period                                 2,015,747     2,015,747
                           --------  ----------    ------------   -----------

Balance, December 31, 1996 $ 61,674  $5,757,881    $ (8,635,782)  $(2,846,227)
                           --------  ----------    -------------  ------------








































The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements (continued)

                       STATEMENTS OF CASH FLOWS
               For The Nine Month Periods Ended December 31,
                                   (unaudited)

                                                   1996          1995
                                            ----          ----
Cash provided by (used in) operations
    Net profit for period                    $ 2,015,747       $ 603,206
    Adjustments to reconcile net income
        to cash from operations
       Gain from sale of rights to software   (3,020,942)     (1,417,027)
       Gain from debt restructuring                    -        (397,275)
        Depreciation and amortization             27,010          44,066
        Amortization of software construction
               and product enhancements        1,020,855         537,951
        Amortization of stock options                  -          47,358
        Loss from affiliate                      385,000               -
        Costs related to management change and
               product discontinuance                  -         455,682
        Provision for obsolete inventory          27,000          27,000
        Amortization of deferred income         (220,413)       (200,876)
        Foreign currency gain and other          (26,462)       (134,627)

    Increase (decrease) in cash  due to
        changes in Accounts receivable           (10,818)         45,654
        Inventories                              (95,212)       (214,118)
        Prepaid expenses                         (13,690)        (23,130)
        Accounts payable                           7,625         109,057
        Accrued liabilities                       43,078          79,390
        Accrued rent                             (45,975)        (46,047)
        Deferred income                         (141,268)        499,139
                                                ---------       ---------

              Net cash provided by (used in)
                  operations                     (48,465)         15,403

Cash used in investment activities
        Purchase of equipment                    (16,766)        (11,777)
        Increase in software construction and
              product enhancements              (215,804)       (145,856)
                                                ---------       ---------

              Net cash used in investment
                   activities                   (232,570)       (157,633)

Cash used in financing activities
        Additions to debt obligations            405,000         300,000
        Payments on debt obligations              (6,316)        (15,009)
                                                ---------        --------

              Net cash provided by financing
                   activities                    398,684         284,991

Increase in cash                                 117,649         142,761
Cash - beginning of period                        28,951          27,222
                                                --------         -------

Cash - end of period                           $ 146,600       $ 169,983
                                               =========       =========

Interest paid during period,
     net of capitalization                     $ 268,382       $ 254,111
                                               =========       =========


The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements (continued)

Notes to Financial Statements


1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (including all normal recurring adjustments) necessary to present fairly Zonic Corporation's (the "Company") financial position at December 31, 1996 and the results of operations for the three and nine month periods ended December 31, 1996 and 1995 and its cash flows for the nine-month periods ended December 31, 1996 and 1995. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1996.


2. Affiliate Company

The Company along with A&D Company Ltd. (A&D) formed Zonic A&D Company with each owning 50% to market both the Company's and A&D's products. Revenue from sales to Zonic A&D Company by the Company for the three month periods ended December 31, 1996 and 1995 were $609,210 and $288,128 respectively. Similar sales for the nine month periods then ended were $1,678,498 and $1,344,520. Zonic A&D Company experienced a profit of $9,501 and $186, respectively, for the three months ended December 31, 1996 and 1995 and a profit of $18,112 and $36,880, respectively, for the nine month periods then ended.

The Company accounts for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in the affiliate, including the amounts the Company has committed to fund the operations. The Company's portion of current period and prior year profits are not recorded as these amounts offset unrecorded losses. Zonic A&D Company incurred substantial losses prior to 1994 and were recorded in those years to the extent the Company was at risk to fund these losses.

In December 1996, the Company and A&D agreed to dissolve Zonic A&D Company. The dissolution will allow the Company to simplify operations and reduce operating costs. All daily operations, including assets and liabilities will be assumed by the Company as of March 31, 1997. The Company has recorded a provision of $385,000 during the current quarter for losses it expects to incur as a result of this action.


3.  Sale of Asset

In December 1996, the Company sold its Zeta Technology and software to A&D. Principal assets sold included the core software and all the application software and associated techniques and know-how employed within the collection of software that the Company has developed and designed for its System 7000 and WS 7000 product lines. Under the terms of the sale, the Company has the right to distribute Zeta Technology by paying a royalty payment to A&D equal to 15% of Zeta Software sales made by the Company. The Company is not, however, obligated to sell the Zeta product.

The sales price of $3,618,578 consisted of (i) two notes receivable, one in the amount of $900,000 due on March 31, 1997 and one in the amount of $1,500,000 due on June 30, 1997, the proceeds of which will be used to pay down the Company's outstanding bank debt; (ii) a $530,000 reduction of accounts payable owed to A&D by the Company; (iii) a $570,000 reduction of loans A&D extended to the Company under a credit agreement between the parties; and (iv) the elimination of accrued interest totaling $118,578 on loans payable to A&D.


4.  Notes Receivable

The Company has non-interest bearing notes receivable from A&D in the amounts of $900,000 and $1,500,000 which mature on March 31, 1997 and June 30, 1997, respectively. These notes have been discounted using interest rates similar to those rates on current outstanding debt.


5.  Subsequent Event

The Company requested and received several offers for the purchase of its Excite Product line. On February 3, 1997, management accepted the offer from a significant shareholder of the Company and current member of the Company's Board of Directors. The sale price consists of cash and royalty payments based on future sales.

This transaction is expected to be completed by the end of fiscal 1997.


Item 2 - Management's Discussion and Analysis

Results of Operations

Product and Services Revenue increased by $528,868 or 125% for the three months ended December 31, 1996, when compared to the same period of the prior year. Sales increased in the Company's 7000 and Machinery Monitoring products, while WCA revenues declined. Revenue from the Medallion product line which was introduced earlier this year was $189,200 for the current three month period. Machinery Monitoring revenue was primarily from a large order received last year which was completed during the current period. Revenue from this order was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies. For the nine months ended December 31, 1996, revenue increased by $465,774 or 17%. Significant decreases in sales occurred in WCA and Excite products but were substantially offset by the increase in Machinery Monitoring revenue and revenue from Medallion products.

Order backlog amounted to $452,000 at December 31, 1996 compared with $1,678,000 at December 31, 1995. Most of this decrease related to a large Machinery Monitoring order received last year.

Costs of products and services sold were 46% and 44% respectively of products and services revenues for the three and nine months ended December 31, 1996 versus 48% and 52% respectively for the prior year. The decrease in costs is the result of higher profit margins on 7000 sales this year and low profit margins on two large 7000 sales during the first quarter of last year. Profit margins on extended warranty and customer service revenues improved for the current three and nine month periods over those of the prior year. In addition, the gross margin on current year Machinery Monitoring and Medallion product revenues improved the current year profit margins.

Selling and administrative expenses decreased by 16% for the three and nine month periods ended December 31, 1996 versus the same periods for the prior year. The decline was due mainly to lower administrative salaries and the continuing reduction of facilities costs. Expenses were 34% of products and services revenues for the current three month period versus 90% for the prior year period. For the nine months ended December 31, 1996, selling and administrative expenses were 33% of products and services revenues versus 47% the prior year.

Research and development expenses and software construction
amortization increased by $463,094 for the three months ended December 31, 1996 compared to the same period of the prior year. This increase is due mainly to a provision of $400,000 for the write down of software construction and product enhancement costs associated with the expected decline in future MMS revenues. The remainder of this increase was due to higher product development costs during the current year on current products with shorter estimated useful. For the nine months ended December 31, 1996, expenses
increased by $471,173.   See Product Development under Liquidity and Capital
Resources.

Interest expense for the three months ended December 31, 1996 increased to $116,198 versus $106,381 for the same period of the prior year due to an increase in borrowings during the current year. For the nine months ended December 31, 1996, interest expense decreased to $347,131 from $387,504 for the same period of the prior year. This decrease was due mainly to the repayment of loans in June, 1995 resulting from the sale of the Company's interest in the WCA Product. (See Liquidity and Capital Resources.)

There was no capitalized interest related to borrowings used to fund product development expenditures during the current year or prior year three month period. Capitalized interest for the nine months ended December 31,1995 amounted to $5,000.

Foreign currency losses were $11,999 for the three months ended December
31, 1996 versus a gain of $23,692 the prior year. The loss during the current year was due to the settlement of a payable in conjunction with the sale of the asset to A&D. Foreign currency gains for the nine months ended December 31, 1996 and 1995 were $26,462 and $134,627, respectively. These gains are due to the increase in value of the dollar against the Japanese yen.

Gain on sale of asset- In December, the Company sold its Zeta technology and software to A&D for $3,618,578. The gain from this sale is net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,584 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenues, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. Revenue from the sale of 7000 products including Zeta software was $374,521 and $1,085,638, respectively, for the three and nine months ended December 31, 1996.

Loss from affiliate - The Company has recorded a loss during the current three month period that it expects to incur from the dissolution of Zonic A&D Company.

Income taxes - Income tax expense of $708,627 and $685,354, respectively, for the three and nine months ended December 31, 1996 and $70,016 for the nine months ended December 31, 1995 is offset by net operating loss carryforwards. At March 31, 1996 and 1995, loss carryforwards totaling $6,500,000 and $5,970,000, respectively, were available to offset future income taxes. Also, the Company had tax credits of $667,000 and $674,000, respectively, as of March 31, 1996 and 1995 to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 1996 and March 31, 1996 were $248,829 and $1,372,016 respectively. This decrease included $318,136 related to the sale of Zeta Technology and software and a $400,000 writedown of MMS software construction and product enhancement costs. Cash outlays for software construction and product enhancement projects were $215,804 for the nine months ended December 31, 1996 compared to $145,856 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,966,474 at March 31, 1996 to a negative $2,932,219 at December 31, 1996. The decline in working capital was due primarily to the maturing of all previous bank and long-term obligations within the next twelve months. However, much of this decrease was offset by notes receivable, the reduction of accounts payable and loans payable to A&D and the elimination of accrued interest resulting from the sale of Zeta Technology and software to A&D. In addition, A&D has paid the Company $300,000 to promote its new FWCA products. This amount is included in deferred income and will be recognized in future periods as earned.

The Company's cash flows from operations amounted to a negative $48,465 for the nine months ended December 31, 1996. Short-term borrowings from A&D Company Ltd. less repayment of debt obligations provided $398,684 during this period.

The Company sells certain trade receivables and pays a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables for the current and prior year periods were $903,370 and $482,984, respectively. At December 31, 1996, the amount of receivables sold which remain uncollected from customers was $90,524. The Company has received $76,964 from the sale of these receivables and such amount has reduced the amount of receivables reported on the balance sheet.

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company must raise and is actively seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, make payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. During the current nine month period, A&D made additional loans to the Company totaling $405,000. Proceeds from the sale of Zeta Technology and software to A&D totaling $570,000 were used to reduce outstanding loans to A&D to $605,000. Of the remaining loans, $480,000 are payable June 30, 1997 with payment on the remainder extended indefinitely at this time.

PART II - Other Information


Item 6:  Exhibits and Reports on Form 8-K

     Exhibit 11 - Computation of earnings per common share - see Statements of Operations

     Reports on Form 8-K - A current report on Form 8-K reporting the sale of Zeta Technology and software to A&D Co. Ltd. of Japan was filed on January 14, 1997.



SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:   /s/ James B. Webb
        James B. Webb
        President and Chief Executive Officer



By:   /s/ John H. Reifschneider
         John H. Reifschneider
         Controller


Dated:  February 21, 1997