Form 10-K
period 1997-03-31
ZONIC CORP
filed 1997-07-08
CIK 320515

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


For the fiscal year ended March 31, 1997.

Commission file number 0-12283.


                        ZONIC CORPORATION

         (Exact name of registrant as specified in its charter)

   An Ohio Corporation                              31-0791199

 (State or other jurisdiction of           (I.R.S. Employer

incorporation or organization)             Identification No.)


Park 50 TechneCenter, 50 W. TechneCenter Drive, Milford, Ohio 45150-9777
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (513)248-1911

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Shares, Without Par Value

                          Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was $418,121.

     The number of shares outstanding of the registrant's Common Shares as of June 4, 1997 was 3,044,136.

                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the August, 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

          Special Cautionary Notice Regarding Forward-Looking Statements
          --------------------------------------------------------------
     Certain of the matters discussed under the captions "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, without limitation, the following: 1) the Company is unable to modify existing products or develop new products which satisfy needs in the Company's markets; 2) the Company is unable to penetrate new markets; 3) the Company is unable to retain existing personnel or hire additional personnel; 4) the industries the Company serves experience less rapid growth than anticipated; 5) the Company is unable to obtain supplies on a timely basis from its limited number of suppliers; 6) new competitors enter the markets the Company serves or existing competitors increase their marketing efforts; 7) the Company is unable to obtain additional debt or equity financing on favorable terms, if at all, to satisfy its cash requirements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                 PART I

Item 1.  Business.

General

     Zonic Corporation ("Zonic" or the "Company") designs, manufactures and markets integrated standard systems which are used to measure and analyze the vibration and noise characteristics of mechanical structures. These systems are used world-wide in product design conformance testing, manufactured product quality verification, and operating machine condition monitoring. Key technologies utilized by the Company include personal computers and related peripheral equipment, multi-channel data acquisition, digital signal processing, structural analysis, noise analysis, and rotating machinery analysis.

     In product design conformance testing, the Company's systems are used by highly skilled engineers to reduce product development time and enhance the quality of their company's products during the design phase. In manufacturing, the Company's systems are used both to measure manufactured product quality and provide evidence of conformance to quality standards. The Company's monitoring systems allow maintenance and reliability engineers responsible for turbines, compressors, and other large rotating equipment to monitor wear, schedule maintenance, and optimize operating performance.

     In November of 1996, the Board of Directors of the Company approved a plan prepared by management to change the mode in which the Company conducts business (the "Plan"). The Plan focuses on the manufacturing applications of Company products primarily in the areas of machine condition monitoring and production processes monitoring. The Company intends to utilize certain of its existing products and develop new products to satisfy needs which are currently not being met in certain niche segments of these markets. As a part of the Plan, the Company (i) sold its "ZETA Technology", as described herein, to A&D Company, Ltd. ("A&D"), (ii) disposed of its Xcite product line and certain other unnecessary fixed assets, (iii) suspended operations and began the dissolution of Zonic A&D Company, (iv) reduced its work force, and (v) began the development of technology sharing relationships with key market partners. The Plan also involves implementing new sales and marketing initiatives including the hiring of a new Marketing and Sales Vice President and recruiting additional manufacturer representatives for the Company's Medallion Product line.

Industry-Applications and Technology

     Product Design Conformance Testing. Increasing global competition in the industries served by the Company has made the development and introduction of new products on a timely, cost effective basis vital to a manufacturer's success. As a result, product design engineers are constantly challenged to shorten product design cycles and improve product quality. Computer based test systems are a vital tool in helping engineers achieve these goals.

     The absence of noise and vibration in mechanical structures is a key measure of product quality. Advances in mechanical design software have enabled design engineers to predict and estimate noise and vibration characteristics through simulation algorithms. Accordingly, quality standards have been increasingly stringent and verification of a product's conformance to these standards is crucial to a manufacturer.

     Manufacturing Testing Systems. World class manufacturing requires consistent quality. At all levels of the manufacturing process, manufacturers are being forced by their customers to not only incrementally improve quality, but also provide documentary evidence of the improvement. Although there are a variety of techniques available to inspect a manufactured component, vibration analysis techniques offer the advantage of a non-invasive, non-destructive means to detect cracks and internal flaws of components. Further, vibration measurements of equipment integral to the manufacture of components or the end product can be used as a means to document the process under which that component or end product was produced.

     When a vibration analysis system is used for production testing, the vibration characteristics of an approved component are measured and used as a baseline. As each component is produced, it is tested and compared to that baseline. Components that do not match the baseline can be rejected or receive a more thorough inspection and analysis. A metal casting is an example of a component for which this technique is applicable. When inspection on a unit is not practical, such as coiled metals, the machinery producing the product can be monitored for vibration characteristics which affect the quality of the product. In both cases, data specific to the manufactured item can be retained as evidence of the condition of the product at that point in the manufacturing process.

     Machinery Monitoring Systems (MMS). Turbines, compressors and other types of large, rotating machinery designed to operate continuously for many years are used extensively in the petrochemical and power generation industries. Breakdown of the machinery can be extremely expensive, both in terms of lost production and repair cost.

     Machinery Monitoring Systems utilize high-speed digital signal processing technology and sophisticated monitoring software to continuously monitor vibration, temperature, pressure and flows in this type of machinery. Current operating characteristics can be compared to a baseline obtained when the machine was new. This comparison can be used to monitor wear in bearings, blades, and other parts, and to predict failures. The analysis can be conducted automatically without the presence of a skilled engineer at the equipment site. Predictions can be used to schedule maintenance before catastrophic breakdowns occur.

     Monitoring large, rotating machinery requires rapid collection, management and analysis of vast amounts of data. Once this data is available, it can be used to monitor the performance and efficiency of the machinery. Machinery Monitoring Systems can be developed to adjust operating parameters of the equipment to maximize output and minimize fuel cost.

Relationships

     In 1988, the Company entered into a relationship with A&D, a Japanese instrument manufacturer. As part of this relationship, A&D acquired a 28% ownership interest in the Company and the Company and A&D engaged in joint product development and marketing efforts. The Company benefited from this relationship, as funding and hardware manufacturing expertise supplied by A&D coupled with the Company's expertise in the design of hardware and software used in noise and vibration analysis systems enabled the Company to expand its product development and marketing efforts, which included the World Class Analyzer product line ("WCA Product") which was owned 60% by A&D and 40% by the Company until the Company sold its ownership interest in the product in June 1995.

     In December 1992, the Company entered into a Credit Agreement (the "Credit Agreement") with A&D, whereby the Company had borrowed up to $2,480,000 from A&D. As consideration for the making of loans and issuance of guaranties under the Credit Agreement by A&D, the Company granted A&D a stock option for 1,000,000 shares of the Company's Common Stock and executed a control agreement whereby the Company granted A&D the right to purchase a sufficient number of shares of the Company's Common Stock to give A&D a majority of all the then issued and outstanding shares of Common Stock in the event the Company violates the Credit Agreement.

     In June 1995, the Company sold its 40% interest in the WCA Product to A&D pursuant to a WCA Rights Sale Agreement. Pursuant to the sale, $2,000,000 was credited to the Company against the amount owed under the Credit Agreement.
In addition, A&D forgave all accrued but unpaid interest on the loans made by A&D in the amount of $397,275. In addition, the Control Agreement was then terminated, the borrowing limit under the Credit Agreement was reduced from $6,000,000 to $4,000,000 (including amounts due on bank notes guaranteed by A&D), and A&D appointed the Company as exclusive distributor of the WCA Product in the Western Hemisphere. The Company has no further ability to borrow under the Credit Agreement.

     Effective December 31, 1996, the Company sold its Zeta technology and software (the "Zeta Technology") to A&D pursuant to a Confidential "Zeta Technology" Sale Agreement between A&D and the Company dated December 31, 1996, and related letters (the "Zeta Sale Agreement"). The principal assets disposed of included the core software (inclusive of its micro code), all the application software and associated techniques and know-how employed within the collection of software that the Company has developed and designed for its System 7000 and WS 7000 product lines. This includes the Zeta phased sine, Zeta data manager, Zeta intensity and Zeta rotating machinery software. Under the terms of the Zeta Sale Agreement, the Company retains the right to distribute the Zeta Technology internationally in exchange for a royalty payment to A&D in the amount of 15% of the proceeds of the sale of the Zeta products.

     Proceeds from the sale of the Zeta Technology were $3.6 million, and consisted of (i) two notes receivable, one in the amount of $900,000 due on March 31, 1997, which was paid in full, and one in the amount of $1.5 million due on June 30, 1997, the proceeds of which are to be used to pay down the Company's outstanding bank debt; (ii) a $648,000 set-off against accounts payable and accrued interest owed to A&D by the Company; and (iii) a $570,000 set-off against loans A&D extended to the Company under the Credit Agreement and otherwise.

     In February of 1996, The Company entered into an OEM Distribution Agreement with Spectral Dynamics, Inc. ("Spectral") of San Jose California whereby Spectral agreed to purchase certain products manufactured by Zonic for integration into products sold by Spectral to end customers. On July 10, 1996, the Company and Spectral amended the Agreement to include the Company's Medallion product line. The Amendment includes price concessions to Spectral in consideration of Spectral's agreement to purchase minimum quantities of Medallion product from Zonic.

Products

     Vibration and noise analysis systems require both hardware and analysis software. The Company provides both complete systems and components depending on the specific customer's requirements. In addition to product sales, the Company offers services to its customers both in the form of training and consulting, and extended warranty and equipment repairs.

Products offered by the Company include:

     A&D 35XX Series - This is a line of single and dual channel FFT analyzers which the Company imports from A&D in Japan for distribution in the Western Hemisphere. The products range from hand-held analyzers to dual channel instruments with a breadth of built-in noise and analysis functions. The 35XX series products are used both as engineering test instruments and incorporated in production testing systems. The price range is $4,000 to $25,000.

     Zonic Medallion Series - The Medallion is Zonic's newest product having been introduced in February 1996 with shipment commencing in June of 1996. The product was designed for field testing and is integrated with a laptop personal computer running Microsoft Windows 95 or NT. The base product includes eight channels of signal conditioning, a digital signal processing card which fits into the PCMCIA slot of the personal computer, necessary cables and software. The Company offers accessories including personal computers, carrying cases, battery packs, and additional analysis software. The Company also sells third party software packages with Medallion systems. The price range is $10,000 to $40,000.

     A&D WCA (World Class Analyzer) - The WCA is an Apple Macintosh based FFT analyzer configurable from two to thirty-two input channels. Originally jointly developed by Zonic and A&D, and jointly owned by both companies, Zonic sold its 40% interest in the product to A&D in June of 1995. The Company now imports components from A&D for integration into systems for delivery to end customers, principally for design testing applications. The line includes a breadth of analysis software packages and systems range in price from $30,000 to $90,000.

     Zonic 7000 Series - The 7000 series was designed to provide cost effective large channel count systems for applications where simultaneous data acquisition is crucial. Systems range in size from eight input channels configured with desktop personal computers running Microsoft Windows NT and PC based analysis software applications to systems of greater than 500 input channels controlled by UNIX based workstation computers as a part of integrated Computer Aided Design and Test systems. The product is modular and systems can be tailored to specific applications through configuration of hardware modules and application software modules.

     A variety of software is offered, again tailored to the specific application. For general signal data acquisition and FFT analysis, ZETA software is used. For structural analysis applications, the Company will offer either Structural Dynamics Research Corporation's ("SDRC") Master Series software or Spectral's STAR series software. The Master Series is available on both UNIX and Windows NT operating systems. Spectral's STAR software is offered for PC host computer applications only. The Company has Distribution Agreements with both SDRC and Spectral for the distribution of their software products.

     Windows NT based 7000 systems have a price range from $25,000 to $130,000 depending on configuration and software content. UNIX based systems sell for approximately $50,000 to over $1,000,000 primarily due to larger channel counts and the amount of add-on equipment and services.

     Although the Company's sale of its ZETA Technology to A&D (see item 1 Business - Relationships) will adversely affect the cost of sales of the 7000 series product due to the payment of royalties, the Company does not believe that the sale will have a materially adverse effect on the marketability of 7000 Series products. The Company continues to support its customers for these products and has no plans to suspend that support.

     Zonic Xcite Hydraulic Exciters - This line of products is used by test engineers to induce vibration into structures for analysis of how the structure responds to that vibration. A variety of Xcite products are offered to produce a wide range of vibration levels. The products range in price from $35,000 to $100,000.

     On February 27, 1997, the company sold the Xcite Product line including substantially all of the related assets to Xcite Systems Corporation.
Proceeds from the sale include $70,000 cash and royalties on future sales of the Xcite products by Xcite Systems Corporation (not to exceed $110,000). In connection with this sale, the Company may not engage in the excitation business for a period of 15 years from the date of the sale, and the Company granted Xcite Systems Corporation a nonexclusive right to use the "Zonic" mark in their promotional material for two years from the sale. Gerald J. Zobrist, a Director of the Company, is an officer and director of Xcite Systems Corporation, 50% of which is owned by a corporation controlled by Mr. Zobrist.

     Machinery Monitoring Systems - The Company designs, assembles, and markets systems for machinery monitoring. These products have been targeted toward large petrochemical processing and electric power generation plants. Such plants have large rotating compressors and generators that may run continuously for several years or longer. Often this equipment is unattended and is checked infrequently by maintenance personnel.

     The Company's Machinery Monitoring Systems are designed to measure vibrational characteristics and operating parameters (pressures, temperatures, speeds, etc.) at predetermined intervals. The systems record, store, organize and analyze massive amounts of data. The systems also perform analytical functions to assist maintenance personnel in monitoring the equipment.

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

     Because each large petrochemical and power generation plant is unique, each Machinery Monitoring System has been tailored to measure the operational characteristics of specific machines and to meet the needs of each customer. Machinery Monitoring Systems prices range from $200,000 to $2,000,000 depending on the requirements of the installation.

     The Company's products offered in this market to date have concentrated on the application of its vibration analysis products to the very high end of the market. The Company believes there is significant opportunities for growth in these markets through the application of machinery monitoring techniques developed by the Company to smaller scale systems for less critical rotating machinery. Products developed for this market are also applicable to the Company's production testing applications and, to a lesser extent, engineering test applications.

Marketing and Distribution

     The Company markets its Engineering Testing and Production Test systems primarily to original equipment manufacturers and suppliers in the aerospace and transportation industries, while its Machinery Monitoring Systems are marketed primarily to steel, industrial chemical and petrochemical manufacturing facilities, and power generation plants.
The Company sells its products world-wide. Export sales accounted for 39%, 56% and 40% of the Company's net revenue during the fiscal years ended March 31, 1997, 1996 and 1995, respectively. See Note F of Notes to Financial Statements.

     As part of their relationship, the Company and A&D jointly established a marketing network to sell both companies' products in various parts of the world. Zonic A&D Company, a general partnership between the Company and a subsidiary of A&D was established in 1988 and marketed both companies' products in the Western Hemisphere. Zonic A&D Company ceased operations on April 1, 1997 and is being dissolved. A&D sells Zonic products in the Japanese market. The Company is the exclusive distributor of the WCA Product owned by A&D in the Western Hemisphere.

     The Company sells its products worldwide, but principally in the United States, Canada, the Pacific Rim Countries (Korea, Japan, China, etc.) and India. The Company is represented in these markets by manufacturers representatives and agents who solicit orders for the Company's products on behalf of the Company. The Company sells its products and services directly to the end customer and pays the representative a commission. In Japan, A&D buys products from the Company for re-sale to end customers.

Major Customers

     During the fiscal year ended March 31, 1997, there were two customers who individually accounted for 10% or more of the Company's total revenues. Revenues from these two customers amounted to $1,543,000 or 41% of total revenues. Approximately 29% of total revenue was for one large machinery monitoring system purchased by a foreign government. Approximately 12% of total revenue was from one customer for multiple test systems. The Company does not expect similar revenue levels from individual customers in future periods. See Note G of Notes to Financial Statements.

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

Service, Maintenance and Warranty

     The Company provides a one year limited warranty for all hardware products, and a ninety day limited warranty for software products. The Company will repair, or at its option, replace defective products returned to its Milford, Ohio, location. The customer must pay shipping expenses. As an alternative, service technicians employed by the Company will provide repair service at the customer's location if the customer pays travel expenses. Service for products sold overseas is generally provided by the Company's appointed agent in that country. (see item 1 Business - Marketing and Distribution) The Company's warranty expense was 2.0%, 3.1% and 3.0% of revenue for fiscal 1997, 1996 and 1995, respectively.

     The Company also sells extended warranty service contracts. These contracts are generally for one year and extend the original warranty provisions. The contracts can cover hardware products, software products, and combinations. Most are on a return to factory basis and include software, in which case, software updates are provided at no additional charge.
Research and Development and Software Construction

     Research and product development and software construction is an important factor in the Company's business. The Company maintains an internal staff of four full-time employees for the development of new products and software, as well as the improvement and refinement of its present products and the expansion of their uses and applications. There can be no assurance the Company will be successful in developing new products or software or improving existing products or software. Moreover, there can be no assurance that the introduction of new products or technological developments by others will not materially adversely affect the Company's operations. The Company has significantly reduced its research and product development and software construction during the last three fiscal years.

     Software construction and product enhancement costs totaling $261,000, $312,000 and $276,000 were capitalized during fiscal years 1997, 1996 and 1995, respectively. Software construction and product enhancement amortization expenses for fiscal years 1997, 1996 and 1995 were $779,000, $722,000 and $853,000, respectively. The Company expensed $12,000 and $35,000 for research and product development for fiscal years 1996 and 1995, respectively. There was no research and product development expense during 1997.

Patents

     The Company's primary focus in the area of research and development is the development of data acquisition and digital signal processing equipment. In the opinion of management, the Company's present position and its future progress are a function of the level of excellence and creativity of its technical staff; patent protection is useful, but of secondary importance.

Competition

     The Company markets a full range of standard products for use in analyzing noise and vibration from single channel instruments to systems that process over 1,000 channels of data. There are different competitors in each market segment. (see item 1 Business - Products)

     Many of the Company's competitors offer only hardware or software components of a noise and vibration analysis system. Thus, a customer purchasing products from those competitors must integrate components in order to have the complete system necessary to conduct noise and vibration analysis. The Company provides its customers with fully integrated systems that include both the hardware and software necessary for the customer to conduct noise and vibration analysis.

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

     Competitors in the market for one and two channel analyzers include Hewlett-Packard Corporation, Ono Sokki (a Japanese company), Stanford Research Systems, and Bruel & Kjaer (a Danish company).

     Competitors with the Company for engineering design test and production testing include a division of Hewlett-Packard, Bruel & Kjaer (a Danish company), Data Physics, Ono Sokki (a Japanese company), Signal Processing Systems, OROS (a French company), and Leuven Measurement Systems, N.V. (a Belgian company).

     Competitors in the market for large Machinery Monitoring Systems include
SKF Corporation and Bentley Nevada Corporation.   Competitors in this market
may also include custom systems developers who develop specialized one-of-a-kind systems.

     Bentley Nevada, Computational Systems, Inc. and ENTEK-IRD are the main competitors with the Company in machine condition monitoring systems for smaller scale machinery applications.

     Several of the Company's competitors, including the above, have financial, technical, research, distribution and personnel resources that exceed those of the Company. There can be no assurance that the Company can compete against such companies, or that other competitors will not emerge. Competition is intense in all product lines and, in many cases, requires significant discounts from list prices being passed on to customers.

Product Backlog

     The Company's product and services backlog of orders believed to be firm as of March 31, 1997 and March 31, 1996 were $216,000 and $1,470,000, respectively. Most of this decrease related to a large MMS order received in 1996. The backlog for both years includes orders placed by A&D and Zonic A&D Company.

     Generally, orders can be processed and shipped on products not requiring modifications from stock within 45 days. Certain orders are processed and shipped on a longer cycle due to customer delivery requests or because of modifications ordered by a customer. Orders are subject to cancellation upon certain conditions.

Employees

     As of March 31, 1997, the Company had 20 employees. Many of the Company's employees are highly skilled. The Company's continued success will depend in part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are good.

     Effective June 1, 1997, the Company's Senior Vice President in charge of engineering resigned as an officer of the Company to pursue other interests. He remains a part-time employee of the Company working on selected projects. The Company is recruiting a technical replacement but does not expect to hire such replacement at the officer level.

Item 2.  Properties.

     The Company's executive offices and manufacturing facilities are located at Park 50 TechneCenter, 50 West TechneCenter Drive, Milford, Ohio. The leased premises consists of approximately 16,500 square feet of which about 8,000 square feet is office space. The lease for the premises expires December 31, 2000. The Company believes the facility to be in excess of its needs through the remainder of the lease and the Landlord has agreed to offer the facility to other potential tenants. There can be no assurance, however, that the Company will be successful in obtaining more appropriate facilities nor that the Landlord or Company will find an alternative tenant.

     In September 1993, the Landlord of the leased premises was granted warrants to purchase up to 100,000 shares of the Company's Common Shares at $2.00 per share in consideration of the Landlord waiving payment of all unpaid rent, late charges, interest and penalty amounts due and owing from the Company as of March 31, 1993 which amounted to $250,000. The warrants expire on March 31, 2000.

     Through April 1, 1997, Zonic A&D Company occupied approximately 1,000 square feet of these premises. The Company provided the space to Zonic A&D Company on a rent-free basis pursuant to the Company's agreement with A&D Co. of Japan. As discussed above, Zonic A&D Company operations were suspended on April 1, 1997.

Item 3.  Legal Proceedings.

     The Company occasionally is involved in ordinary routine litigation incidental to its business. The Company is not involved in any material pending litigation not covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                PART II

Item 5.  Market For Registrant's Common Equity
         and Related Stockholder Matters.

     (a) The Company's Common Shares are currently listed over-the-counter on the "OTC Bulletin Board" through the National Daily Quotation Bureau, Inc. under the symbol "ZNIC"; therefore, there is only limited trading in the Company's Common Shares. Quarterly trading information is not available.

(b) As of March 31, 1997, there were approximately 599 holders of record of the Company's Common Shares, without par value, the Company's only class of common equity. On June 4, 1997, there were 3,044,136 Common Shares of the Company outstanding.

     (c) The Company did not pay any dividends during the fiscal years ended March 31, 1997 and March 31, 1996.

Item 6.  Selected Financial Data.

     The following financial data is provided for the Company and its subsidiaries for the five preceding fiscal years. See Note B of Notes to Financial Statements.

                        1997        1996        1995        1994         1993
                        ----        ----        ----        ----         ----

Net revenues      $3,734,706  $3,639,982  $4,860,036  $4,629,665   $7,091,400
Gain on sale
   of assets       3,027,551   1,417,027           -           -            -
Profit (Loss)
   before extra-
   ordinary item   1,898,113      (9,969) (1,366,481) (6,135,649)  (2,871,008)

Profit (Loss)     $1,898,113  $  387,306  $  447,648 $(6,135,649) $(2,871,008)

Primary Earnings
Net Profit (Loss)
Per Share               $.62        $.13        $.14      $(1.99)       $(.94)

Fully Diluted
Earnings (Loss)
Per Share:
Net profit (loss)
before extra-
ordinary item           $.62          $0       $(.44)     $(1.99)       $(.94)

Extraordinary
item - gain from
debt restructuring
net of taxes              $0        $.13        $.58          $0           $0

Net profit (loss)       $.62        $.13        $.14      $(1.99)       $(.94)

Total Assets      $2,687,484  $3,242,766  $4,387,721  $5,628,446  $10,924,800

Long-term
obligations
(including
long-term debt
and capital
leases less
current
maturities)       $  987,425  $4,070,000  $6,018,761  $7,587,311  $ 7,689,571

Cash dividends
declared per
common share             -0-         -0-         -0-         -0-          -0-


Item 7.    Management's Discussion and Analysis of Financial

           Condition and Results of Operation.

     The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations
1997 versus 1996

     Revenues. Total revenues increased $95,000 or 3% in fiscal 1997 from the prior year. Sales increased in MMS products while revenue from WCA and Xcite products declined. MMS revenue which increased by $810,000 or 300% over the prior year, was primarily from a large order received in fiscal 1996 that was completed in fiscal 1997. Revenue from this order was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies. Revenue from the Medallion product line which was introduced during the current year was $457,000. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes F and G of Notes to the Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1997 to 61% compared to 44% in 1996 and 60% in 1995. A foreign government was the Company's largest customer which accounted for 29% and 11% of total sales in 1997 and 1996, respectively.

     Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues decreased to 44% in 1997 from 52% in the prior year. The decrease was due to higher gross margins on the mix of products sold during the current year and to lower than normal profit margins on two Workstation 7000 sales and higher material costs related to WCA sales during 1996.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by $347,000 in 1997 from the prior year due primarily to less commission expense to sales representatives, lower administrative salaries and the continuing reduction of facility related costs. As a percentage of total revenue, these expenses decreased to 35% in 1997 compared to 45% in 1996.

     Research and Development and Software Construction and Product Enhancement Amortization. Research and development and software construction and product enhancement amortization increased by $45,000 or 6% in 1997 versus 1996. This increase was due to shorter estimated useful lives for products developed during the current year. The Company capitalized certain costs related to significant improvements in its products which are incurred after technological feasibility of the product is established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources which follows and Note A-4 of Notes to the Financial Statements.)

     Writedown of Capitalized Software. During 1997, the Company recorded expenses of $400,000 for the writedown of previously capitalized software construction and product enhancement costs. These costs were associated with software on a specific computer used in the company's large scale MMS which the Company believes to not be usable in future product sales. (See Liquidity and Capital Resources which follows and Note A-4 of Notes to the Financial Statements.)

     Gain on the Sale of Asset. In December 1996, the Company sold its Zeta Technology to A&D for $3,618,578. The gain from this sale is net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenues, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. Revenue from sales of 7000 products, including Zeta software was $1,296,872 in fiscal 1997. (See Liquidity and Capital Resources which follows and Note B of Notes to the Financial Statements.)

     In June 1995, the Company sold its 40% ownership rights to the WCA Product to A&D. The gain on the sale of this asset was $1,417,027 and is net of the unamortized portion of capitalized development for the WCA product.

     Loss from Affiliate. The Company has recorded expenses of $385,000 during 1997 related to uncollected old accounts receivable from the affiliate and costs expected to be incurred from the dissolution of Zonic A&D Company. (See Note I of Notes to the Financial Statements.)

     Interest Expense. Interest expense decreased to $389,000 in 1997 from $486,000 in 1996 as borrowings decreased during the current year. In addition, the Company realized benefits for the entire year resulting from the reduction and restructuring of other debt in the prior year. The effect of the decrease in borrowings was partially offset by interest costs related to an increase in the sale of trade accounts receivable and higher interest rates in 1997. Interest capitalized which related to software construction and product enhancements amounted to $5,000 in 1996. There was no interest capitalized related to software construction and product enhancements during 1997.

     Foreign Currency Gains. Foreign currency gains amounted to $26,000 and $131,000 in 1997 and 1996, respectively. These gains were due to the increase in value of the U.S. dollar against the Japanese yen.


Results of Operations

1996 versus 1995

     Revenues. Total revenues decreased $1,220,000 or 25% in 1996 from the prior year. Sales decreased in all product lines with the most significant declines in the Company's structural excitation and Machinery Monitoring System product lines as the Company experienced delays in receiving orders. Sales in both periods were geographically diverse and not dependent on any one customer nor specific region of the world. (See Notes F and G of Notes to the Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers decreased in 1996 to 44% compared to 60% in 1995 and 55% in 1994. A foreign government was the Company's largest customer which accounted for 11% of total sales in 1996, while the U.S. government accounted for 13% of total sales in 1995.

     Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues increased to 52% in 1996 versus 49% in the prior year, mainly due to lower profit margins on two Workstation 7000 sales recorded earlier this fiscal year, and higher material costs related to WCA sales.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by $471,000 in 1996 from the prior year due primarily to lower commissions to sales representatives and the reduction of facility related costs. However, as a percentage of total revenue, these expenses increased slightly to 45% in 1996 compared to 43% in 1995 as the result of revenues being significantly lower in 1996 versus 1995.

     Research and Development and Software Construction and Product Enhancement Amortization. Research and development and software construction and product enhancement amortization decreased from $888,000 in 1995 to $734,000 in 1996. This decrease is primarily attributable to the sale of the Company's interest in the WCA product in June of this year. Research and development expenses decreased to $12,000 in 1996 versus $35,000 in 1995. The Company capitalized certain costs related to significant improvements in its products which are incurred after technological feasibility of the product is established. Such costs are amortized over the estimated useful life of the improvements. (See Note A-4 of Notes to the Financial Statements.)

     Costs Related to Management Change and Product Discontinuance. In December 1995, the President and Chief Executive Officer of the Company resigned. The Company has accrued certain costs related to the resignation. Also, the Company recorded an expense for the write-off of a development project that will not be completed. Costs related to both of these events totaled $455,682 (See Note N of Notes to the Financial Statements.)

     Gain on the Sale of Asset. In June 1995, the Company sold its 40% ownership of the WCA Product to A&D. The gain on the sale of this asset was $1,417,027 and is net of the unamortized portion of Capitalized Development for the WCA Product. (See Note B of Notes to the Financial Statements.)

     Interest Expense. Interest expense decreased to $486,000 in 1996 from $750,000 in 1995 due to reduced borrowing levels as the result of the Company restructuring its bank loans during the fourth quarter of last year and the use of proceeds from the sale of its WCA Product to repay debt in June of this year. The effect of this decrease in borrowings was partially offset by interest costs related to the sale of trade accounts receivable and higher interest rates earlier this year. Interest capitalized which related to software construction and product enhancements amounted to $5,000 and $20,000 in 1996 and 1995, respectively.

     Foreign Currency Gains (Losses). Foreign currency gains amounted to $131,000 in 1996 compared with a loss of $108,500 in 1995. These gains were due to the increase in value of the U.S. dollar against the Japanese yen.

     Extraordinary Item-Gain on Debt Restructuring. In conjunction with the sale of its WCA Product in June 1995, accrued interest totaling $397,275 was forgiven. This amount represents interest due on loans made by A&D to the Company under the Credit Agreement. There is no net tax effect of the gain. (See Note B of Notes to the Financial Statements.)

Liquidity and Capital Resources.

    During 1997, the Company used proceeds from the sale of its Zeta Technology to reduce its loans payable to A&D and to repay a portion of a bank loan guaranteed by A&D. The Company received two notes receivable from A&D, one in the amount of $900,000 due March 31, 1997, which has been paid in full, and one in the amount of $1,500,000 due June 30, 1997, the proceeds of which are to be used to pay down the Company's outstanding bank debt. At March 31, 1997, the balance of the bank loan guaranteed by A&D was reduced to $2,600,000. On April 1, 1997, the existing loan agreement was amended into two separate loan agreements. One loan for the amount of $1,500,000 is due June 30, 1997 and will be repaid from proceeds of the note receivable from A&D. A second loan for the amount of $1,100,000 is due April 1, 2001. Proceeds from the sale in the amount of $570,000 were used to reduce loans payable to A&D to $605,000 at March 31, 1997. Also, the Company has a $600,000 short-term note payable to a bank which is guaranteed by A&D due on September 15, 1997. The repayment date for this note cannot be extended and a source of funds is being sought for repayment of this note. (See Note C of Notes to the Financial Statements)

     Working capital as of March 31, 1997 was a negative $1,959,000 versus a negative $1,966,000 as of March 31, 1996. Short-term notes payable and current maturities of long-term obligations increased by more than $2,000,000 during the current year due to the maturing of prior year bank and long-term obligations. This increase has been substantially offset by a note receivable from A&D, the reduction of accounts payable and loans payable to A&D and the elimination of accrued interest resulting from the sale of Zeta Technology to A&D. In addition, A&D has paid the Company $300,000 during 1997 to promote its WCA products. This amount was recorded as deferred income with $50,000 earned during 1997 and recorded as a reduction of selling and administrative expenses and the remainder to be recognized in future periods as earned.

     The Company's operations generated $30,000 of cash flow. Short-term borrowings from A&D Company less repayment of debt obligations provided an additional $405,000 in 1997. The Company realized cash proceeds of $919,517 in 1997 from the sale of certain trade receivables. (See Note A-9 of Notes to Financial Statements.) Investments in software construction and product enhancement activities used cash of $261,000 and $312,000 in 1997 and 1996, respectively.

     The Company continues to experience serious cash flow problems as a result of reduced revenues but has been able to reduce certain accrued liabilities by reductions in fixed operating expenses as a result of facilities relocation and other on-going cost reduction efforts by the Company. The Company is seeking additional sources of working capital either through additional debt or equity financing to reduce its accounts payable, and make payments on its debt obligations. If additional working capital cannot be obtained, there is substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

     During the fourth quarter of 1997, revenues decreased significantly from the level of revenues reported in prior quarters of fiscal 1997. However, the effect of this decrease was substantially offset by reductions in operating expenses. Management expects similar declines in revenue to continue at least through the first half of fiscal 1998. While certain operating costs will continue to decline, this expected revenue decline will adversely impact the Company's efforts to meet current and future obligations. (See Notes C and M of Notes to Financial Statements.)

Item 8.   Financial Statements and Supplementary Data.

     Financial Statements included as part of this Report:

                                                     Page No. Where Located
                                                     in Sequential
                                                     Numbering System

Independent Auditors' Report . . . . . . . . . . . . .    19

Statements of Operations for the Years
   Ended March 31, 1997, 1996 and 1995 . . . .            20

Balance Sheets as of March 31, 1997 and 1996 .            21-22

Statements of Cash Flows for the Years
   Ended March 31, 1997, 1996 and 1995 . . . .            23

Statements of Shareholders' Equity for the
   Years Ended March 31, 1997, 1996 and 1995 .            24

Notes to Financial Statements  . . . . . . . .            25

Independent Auditors' Report


To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio

We have audited the accompanying balance sheets of Zonic Corporation as of March 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Zonic Corporation will continue as a going concern. As disclosed in Note M to the Financial Statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

by: / s / Deloite and Touche LLP

Cincinnati, Ohio
June 25, 1997

                           Statements of Operations

               for the Years Ended March 31, 1997, 1996 and 1995

                                               Years ended March 31
                                         1997          1996          1995
                                      ----------    ----------    ----------

Products and service revenue          $3,734,706    $3,639,982    $4,860,036

Cost of products and services sold     1,645,985     1,882,848     2,369,965
Selling and administrative expenses    1,295,413     1,642,061     2,113,509
Research and development expenses and
  software construction and product
  enhancement amortization               778,750       733,770       887,808
Writedown of capitalized software        400,000             -             -
Costs related to management change and
   product discontinuance                      -       455,682             -
                                       ---------     ---------     ---------
Total Operating Expenses               4,120,148     4,714,361     5,371,282
                                       ---------     ---------     ---------
Operating loss                          (385,442)   (1,074,379)     (511,246)

Gain on sale and disposal of assets    3,027,551     1,417,027             -
Loss from affiliate                     (385,000)            -             -
Interest expense                        (388,519)     (486,286)     (749,964)
Other income                               3,061         2,318         3,189
Foreign currency gains (losses)           26,462       131,351      (108,460)
                                       ---------     ---------     ---------

Income (Loss) before taxes and
   extraordinary item                  1,898,113        (9,969)   (1,366,481)

Provision for income taxes                     -             -             -
                                       ---------     ---------     ---------
Income (Loss) before
  extraordinary item                   1,898,113        (9,969)   (1,366,481)
Extraordinary item - gain from debt
  restructuring, net of taxes                  -       397,275     1,814,129
                                       ---------     ---------     ---------
Net profit                            $1,898,113     $ 387,306    $  447,648
                                      ==========     =========    ==========

Primary earnings per share            $     0.62     $    0.13    $     0.14
                                      ==========     =========    ==========

Fully diluted earnings (loss) per share
      Net income (loss) before
         extraordinary item                $0.62         $   -        $(0.44)
      Extraordinary item - gain from
        debt restructuring, net of taxes       -          0.13          0.58
                                        ---------     ---------     ---------
Net profit                                 $0.62         $0.13         $0.14
                                       ==========     =========    ==========

Weighted average:
     Primary shares outstanding        3,044,136     3,081,497     3,094,136
     Fully diluted shares outstanding  3,044,136     3,081,497     3,094,136


Dividends - none in 1997, 1996, or 1995

The accompanying notes are an integral part of these statements.

                              Balance Sheets
                    as of March 31, 1997 and 1996

                                                               March 31
                                                         1997          1996
Assets                                                   ----          ----
Current Assets
  Cash                                              $  259,494    $   28,951
  Receivables, net of allowance
    for doubtful accounts
      Trade                                            266,534       642,311
      Related parties                                   38,873       334,781
      Unbilled contracts                                14,986        56,788
                                                     ---------     ---------
  Total receivables                                    320,397     1,033,880
  Notes receivable, shareholder                      1,470,000             -
  Inventories
      Finished products                                278,412       296,762
      Work in process                                   68,582       102,418
      Raw material                                      72,872       309,737
                                                     ---------     ---------
  Total inventory                                      419,866       708,917

  Prepaid expenses                                       4,238         3,833
                                                     ---------     ---------
Total current assets                                 2,473,995     1,775,581

Property and Equipment-at cost
  Furniture and office equipment                       430,297       465,421
  Machinery and plant equipment                        783,137     1,046,580
  Software construction and product enhancements     4,802,522     7,260,451
                                                     ---------     ---------
                                                     6,015,956     8,772,452
  Less accumulated depreciation and amortization     5,802,467     7,305,267
                                                     ---------     ---------
                                                       213,489     1,467,185
                                                    ----------    ----------
                                                    $2,687,484    $3,242,766
                                                    ==========    ==========



















The accompanying notes are an integral part of these statements

                                                              March 31
                                                         1997          1996
                                                         ----          ----
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
  Short term notes payable and
    current maturities of long-term obligations     $2,841,176    $  806,316
  Accounts payable - trade                             718,775       844,685
  Accounts payable - related parties                     3,738       611,823
  Deferred income                                      353,572       792,977
  Accrued liabilities
      Salaries and wages                               126,007       142,813
      Property and payroll taxes                        78,196        86,429
      Interest                                          76,536       111,060
      Other                                            234,850       345,952
                                                     ---------     ---------
      Total accrued liabilities                        515,589       686,254
                                                     ---------     ---------
Total current liabilities                            4,432,850     3,742,055

Long-term obligations, less current maturities         987,425     4,070,000

Deferred rent                                          231,070       292,685
Commitments and Contingencies
Shareholders' Equity (Deficit)
  Preferred shares - authorized,
    250,000 shares without par value;
    none issued or outstanding.                             -              -
  Common shares - authorized,
    9,750,000 shares without par value;
    issued and outstanding,
    3,044,136 shares at March 31, 1997
    and 1996 at stated issue price                      61,674        61,674
Additional paid in capital                           5,727,881     5,727,881
                                                    ----------    ----------
                                                     5,789,555     5,789,555
Accumulated deficit                                 (8,753,416)  (10,651,529)
                                                    ----------    ----------
Total shareholders' equity (deficit)               (2,963,861)   (4,861,974)
                                                    ----------    ----------
                                                    $2,687,484    $3,242,766
                                                    ==========    ==========











The accompanying notes are an integral part of these statements.

                               Statements of Cash Flows
                   for the Years Ended March 31, 1997, 1996 and 1995
                                                 Years ended March 31
                                             1997          1996          1995
                                       ----------    ----------    ----------
Cash provided by operations
  Net profit for year                  $1,898,113    $  387,306    $  447,648
  Adjustments to reconcile net profit
        to net cash provided by
        operating activities:
  Gain from sale of assets             (3,027,551)   (1,417,027)            -
  Gain from debt restructuring                  -      (397,275)   (1,814,129)
  Depreciation and amortization            33,486        55,126       112,153
  Amortization of software construction
    and product enhancements              778,750       722,039       852,685
  Costs related to management change and
    product discontinuance                      -       304,573             -
  Write-off of capitalized software costs 400,000                           -
  Amortization of deferred income        (277,797)     (274,809)     (278,850)
  Bad debts provision (recovery)          (29,806)       17,135       (12,014)
  Provision for obsolete inventories       31,111        36,000        60,000
  Amortization of stock options                 -        57,888        63,144
  Loss from affiliates                    385,000             -             -
  Foreign currency (gain) loss and other  (26,646)     (170,128)      109,751
  Increase (decrease) in cash
        due to changes in:
    Receivables                           321,362      (225,525)      (17,296)
    Inventories                            64,595      (164,453)      513,260
    Prepaid expenses                         (405)          171         1,379
    Accounts payable and
        accrued liabilities              (296,605)      388,634           486
    Accrued rent                          (61,615)      (61,455)      (55,450)
    Deferred revenue (expense) and
      advanced billings to customers     (161,608)      894,817       359,535
                                         ---------    ---------     ---------
        Net cash provided by operations    30,384       153,017       342,302

Cash used in investment activities
  Purchase of equipment and
        leasehold improvements             (9,166)      (16,134)      (22,171)
  Proceeds from sale of fixed assets       72,210             -        41,068
  Software construction and
        product enhancement expenditures (261,234)     (311,947)     (276,016)
                                         ---------     ---------     ---------
Net cash used in investment activities   (198,190)     (328,081)     (257,119)

Cash provided by (used in)
       financing activities
  Proceeds from short-term notes payable  405,000       300,000       600,000
  Repayment of short-term notes and
        long-term obligations              (6,651)     (123,217)     (680,647)
                                         ---------     ---------     ---------
Net cash provided by (used in)
        financing activities              398,349       176,783       (80,647)

Increase in cash                          230,543         1,729         4,536
Cash - beginning of period                 28,951        27,222        22,686
                                         --------      --------      --------
Cash - end of period                     $259,494      $ 28,951      $ 27,222
                                         ========       =======      ========
Interest paid during the year
        (net of amounts capitalized)     $349,603      $325,683      $419,023
                                         ========      ========      ========
The accompanying notes are an integral part of these statements.

                   Statements of Shareholders' Equity (Deficit)
               for the Years Ended March 31, 1997, 1996 and 1995

                                        Additional
                   Common   Preferred    Paid in     Accumulated
                   Shares    Shares      Capital       Deficit       Total

Balance at
March 31, 1994    $62,674   $    -    $5,718,131   $(11,486,483)  $(5,705,678)
Stock warrants
issued                  -        -         8,750              -         8,750
Net income
for year                -        -             -        447,648       447,648
Balance at
March 31, 1995    $62,674   $    -    $5,726,881   $(11,038,835)  $(5,249,280)
Common shares
retired            (1,000)       -         1,000              -             -
Net income
for year                -        -             -        387,306       387,306
Balance at
March 31, 1996    $61,674   $    -    $5,727,881   $(10,651,529)  $(4,861,974)

Net income
   for year             -        -             -      1,898,113    $1,898,113

Balance at
March 31, 1997    $61,674   $    -    $5,727,881    $(8,753,416) $(2,963,861)






























The accompanying notes are an integral part of these statements.

Notes to Financial Statements

Note A - Summary of Accounting Policies

     The Company's principal activity consists of the design, manufacture, and marketing of data acquisition and analysis systems. A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1.  Notes Receivable, Shareholder

         The Company has a non-interest bearing note receivable from A&D Company, Ltd. (A&D) resulting from the sale of its Zeta Technology and software (Zeta Technology) which matures on June 30, 1997 (See Note B of Notes to the Financial Statements). The cash flow from this note has been discounted to maturity at a rate consistent with current outstanding debt.
The discount is being amortized on a monthly basis to maturity and recorded as a reduction in interest expense.

     2.  Inventories

         Inventories are stated at the lower of cost or market. Finished products and work in process cost is determined principally by the average cost method, including material, labor, and overhead associated with inventory production. Raw material cost is determined by the first-in first-out method
(FIFO). Inventories are reduced by allowances for obsolescence totaling $230,670 and $199,559 at March 31, 1997 and 1996, respectively.

     3.  Depreciation

         Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives under the straight-line method. Estimated remaining useful lives range from three to five years.

     4. Research and Development Expenses, Software Construction, and Product Enhancement

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

          Total unamortized costs for software construction and product enhancement at March 31, 1997 and 1996 were:

                                            1997              1996
                                            ----              ----
Software construction                   $136,367        $1,188,184
Product enhancement                            0           183,832
                                        --------        ----------
                                        $136,367        $1,372,016
                                        ========        ==========

     Capitalized costs of software construction and product enhancement and related information for fiscal years 1997, 1996 and 1995 follow:

                                           1997          1996        1995
                                           ----          ----        ----
Capitalized costs
   Software construction and
      product enhancement              $261,234      $306,947     $255,852
   Interest                                   -         5,000       20,164

Amortization
   Software construction                594,918       723,583    1,112,929
   Product enhancement                  183,832        99,037      138,928
   Development funding                        -      (100,581)    (399,172)
Reductions of capitalized
      software construction
      and product enhancement costs     446,585        79,049            -

Net book value of assets sold           271,552       582,973            -

Research and development expenses             -        11,731       35,123

     The reduction of capitalized software construction and product enhancement costs in 1997, was due to the estimated useful lives of certain products being reduced to reflect management's projection of future revenues.
 The 1996 amount was due to the write-off of costs related to a development project that was not completed, and is included in costs related to management change and product discontinuance on the accompanying statement of operations.

     In 1996, the Company purchased a new product, Medallion, for $60,000. This amount was included with software construction and product enhancement costs on the balance sheet.

     5.  Income Taxes

         The Company provides for income taxes using the asset and liability method required under of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." (See Note H of Notes to the Financial Statements.)

     6.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7.  Joint Ventures

         The Company, along with A&D, have established two jointly-owned entities, Zonic A&D Company, an Ohio general partnership, and Zonic A&D Ltd., a corporation organized under the laws of the United Kingdom, to conduct marketing activities with respect to the Company's and A&D's products in the Western Hemisphere and Europe, respectively. The Company's interest in the income and losses of these two entities is accounted for under the equity method of accounting. Under this method, the Company's net income for a particular accounting period includes its proportionate share of the net income or losses reported by these entities during that period to the extent of its investment. (See Note I of Notes to the Financial Statements for information relating to the termination of these joint ventures.)

     8.  Revenue Recognition

         The Company recognizes revenue upon shipment for contracts which are completed and shipped within one fiscal quarter. The Company recognizes revenue using the percentage of completion method for those contracts for which production spans more than one fiscal quarter and are material to the financial statements.

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

     9.  Credit Risk

         The Company is diversified geographically and has a broad customer base. The Company grants credit to substantially all of its customers. Export sales are generally secured with a letter of credit in favor of the Company payable on shipment. In addition to related party receivables discussed in
Note I, at March 31, 1997 and 1996 two customers accounted for approximately 34% and 56% of total accounts receivable, respectively. The Company's credit risk is not concentrated in any one industry and the significant receivables were from different customers in 1997 and 1996. (See Notes F and G of Notes to the Financial Statements.)

     At March 31, 1997 the Company had an allowance for doubtful accounts of $41,096. At March 31, 1996 such allowances amounted to $1,165,889, including $1,094,988 related to affiliate receivables. (See Note I of Notes to the Financial Statements.)

     The Company sells certain trade receivables which require payment of a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. Cash proceeds from the sale of trade receivables were $919,517 and $605,728 during 1997 and 1996, respectively. At March 31, 1997, all receivables sold were collected from customers. The amount of receivables sold which remain uncollected from customers at March 31, 1996, was $66,699 of which $56,694 was received as proceeds from the sale and reduced the amount of receivables reported on the balance sheet.

     10.  Stock Based Compensation

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation. The Company has adopted the "disclosure-only" provisions of SFAS No. 123 during 1997, and continues measuring compensation expense for stock-based compensation using the intrinsic-value-based method under the provisions of the standard. (See Note D of Notes to the Financial Statements.)

11.  Earnings Per Share

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 - Earnings per Share in February 1997. The Company is required to adopt the provisions of SFAS No. 128 during the third quarter of 1998. The effect of implementing SFAS No. 128 is not expected to be material. Earnings per common and common equivalent share were based on the weighted average number of common shares and common equivalent shares outstanding during each period. Exercise of options is not assumed when the effect would be anti-dilutive.

Note B - Sale of Assets

     In December 1996, the Company sold its Zeta Technology to A&D. Principal assets sold included the core software and all the application software and associated techniques and know-how employed within the collection of software that the Company has developed and designed for its System 7000 and WS 7000 product lines. Under terms of the sale, the Company has the right to distribute Zeta Technology by paying a royalty payment to A&D equal to 15% of Zeta Technology sales made by the Company. The Company is not, however, obligated to sell the Zeta product.

     The sales price of $3,618,578 consisted of (i) two notes receivable, one in the amount of $900,000 due on March 31, 1997, which has been paid in full, and one in the amount of $1,500,000 due on June 30, 1997, the proceeds of which will be used to pay down the Company's outstanding bank debt; (ii) a $530,000 reduction of accounts payable owed to A&D by the Company; (iii) a $570,000 reduction of loans A&D has extended to the Company under a Credit Agreement (the "Credit Agreement") between the parties dated December 17, 1992; and (iv) the elimination of accrued interest totaling $118,578 on loans payable to A&D. The gain from this sale is net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenue, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. This transaction is considered a non-cash transaction on the accompanying Statement of Cash Flows.

     During 1997, the Company requested and received several offers for the purchase of its Xcite Product line. Management accepted the offer from Xcite Systems Corporation, 50% of which is owned by a corporation controlled by a significant shareholder of the Company and current member of the Company's Board of Directors. The sale price consisted of $70,000 in cash and royalty payments based on future sales. Due to the contingent nature of the royalty payments, the Company will recognize any such payments when received. The Company recorded a gain on this sale of $16,550.

     Product revenues from sales relating to the Series 7000 and WS7000 products and the Xcite Product Line were as follows:

                                     1997          1996          1995
                                     ----          ----          ----
     Series 7000 and WS7000   $ 1,296,872   $ 1,463,922   $ 1,704,807
     Xcite Product Line           240,802       348,730       449,892

     In June 1995, the Company sold its 40% ownership interest in the WCA Products to A&D who previously owned the remaining 60% interest in WCA. Proceeds from the sale were $2,000,000 which resulted in a pre-tax gain of $1,417,027. The gain on sale of this asset is net of the unamortized portion of Capitalized Software Construction and Product Enhancement for the WCA product. These proceeds were directly applied to reduce loans owed to A&D. Included in the terms of sale was the forgiveness of accrued interest on these loans amounting to $397,275 or $.13 per share, which was recorded as an extraordinary item. In addition, modifications to the Credit Agreement were made, and A&D appointed the Company as exclusive distributor of the WCA Product in the Western Hemisphere. (See Note C of Notes to the Financial Statements)

Note C - Short-Term Note Payable and Long-Term Obligations

     Short-term note payable and long-term obligations at March 31 consist of the following:

                                                        1997         1996
                                                 -----------   -----------
         Note payable to bank                     $  600,000   $   600,000
         Guaranteed bank loan                      2,600,000     3,500,000
         Notes payable to A&D                        605,000       770,000
         Other debt                                   23,601         6,316
                                                  ----------    ----------
                                                   3,828,601     4,876,316
         Less current maturities                   2,841,176       806,316
                                                  ----------     ---------
                                                  $  987,425    $4,070,000
                                                   ==========   ==========

     In December 1996, proceeds from the sale of Zeta Technology to A&D totaling $570,000 were used to reduce outstanding loans to A&D to $605,000.
In addition, the Company received two notes receivable from A&D, one in the amount of $900,000 which was due and paid on March 31, 1997, the proceeds of which were used to pay down the Company's guaranteed bank loan. The remaining note in the amount of $1,500,000 is due on June 30, 1997, and the entire proceeds will be used to further reduce the Company's guaranteed bank loan.

     On April 1 1997, the guaranteed bank loan was amended into two separate loan agreements. One loan for the amount of $1,500,000 bears interest at 1.25% over the Term FED Funds Rate and both interest and principal are due on June 30, 1997. The rate for this loan at April 1, 1997 was 7.19%. The other loan which has a principal balance of $1,100,000 matures on April 1, 2001. This loan requires monthly interest payments commencing May 1, 1997, at a rate equal to the bank's cost of funds plus 1.3%. The rate at May 1, 1997 was 7.11%. In addition, monthly principal payments ranging from $22,000 to $29,000 commence October 1, 1997 until maturity. Both of these loans are guaranteed by A&D.

     Notes payable to A&D amounting to $605,000 bear interest at the prime rate plus 1%. The prime rate at March 31, 1997 and 1996 was 8.50% and 8.25%, respectively. No specific date has been set for repayment of these notes.

     A $600,000 short-term note payable to a bank which is guaranteed by A&D bears interest at 1.50% over the Federal Funds Rate, adjusted and payable on a quarterly basis. The rate at March 31, 1997 and 1996 was 7.31% and 7.18%, respectively. Principal and interest are due on September 15, 1997.

Other debt for $23,601 is a promissory note for the purchase of a company vehicle. Monthly principal and interest payments are $473, with the final payment due March 11, 2002. (See Note K of Notes to the Financial Statements.) The 1996 balance represented a capitalized lease obligation which was paid-off during 1997.

     In fiscal 1996, the Company used proceeds from the sale of its ownership interest in the WCA Product to repay $2,000,000 of loans payable to A&D which were made under the Credit Agreement. At the same time modifications to the Credit Agreement included a reduction in the Company's maximum allowable indebtedness to A&D and loan guarantees by A&D from $6,000,000 to $4,000,000, elimination of a control agreement as defined in the Credit Agreement which granted A&D the right to purchase a sufficient number of shares of the Company's common stock to give A&D a majority of all outstanding shares, and the extension of the due date of the then remaining $480,000 due to A&D to June 30, 1997.

     The Company's ability to request additional advances or guarantees under the Credit Agreement terminated March 31, 1997. The Credit Agreement also provides that A&D under certain circumstances and using their sole reasonable judgment may declare the Company in default of the Credit Agreement if the Company is not achieving the desired results from the Plan of Restructuring or the occurrence of certain other events, resulting in the loans becoming due immediately.

     As consideration for entering into the Credit Agreement, the Company granted A&D a stock option to purchase 1,000,000 shares of the Company's stock at $2.00 per share. This option is exercisable until all outstanding loans and guarantees are equal to or less than $3,000,000, and the Company can no longer request loans as advances under the Credit Agreement. The Credit Agreement is collateralized by all the assets of the Company and contains several negative covenants that the Company must comply with including restrictions on assuming additional indebtedness and the issuance of stock options to directors and officers. The terms of the Credit Agreement provide that A&D will be able to exercise significant influence on the Company's operations and policies.

     Gerald Zobrist, the former President of the Company, personally guaranteed loans received under the Credit Agreement. This guarantee was terminated upon his resignation in December of 1995. As consideration for this guarantee, he received an option to purchase 140,000 shares of the Company's common stock at $2.00 per share. This option expires December 7, 2002.

     The options issued to A&D and the Company's President in connection with the Credit Agreement were valued by an independent appraiser at $.18 per share, or $205,200. This amount was recorded as a reduction of long-term debt and credited to paid-in capital in the accompanying statements and was amortized to interest expense on a straight line basis from December 7, 1992 through March 31, 1996. Amortization included in interest expense amounted to $57,888 in 1996, and $63,144 in 1995.

     In fiscal 1995, the Company recorded an extraordinary gain of $1,814,129, or $.58 per share from the extinguishment of long-term bank debt. The Company extinguished $2,422,879 of interest and principal for an immediate payment of $600,000 and the issuance of warrants for 350,000 shares of common stock. At the time of the extinguishment of debt, the Company was in compliance with all the covenants of the loan agreement.
Notes payable mature as follows:

                           Notes Payable
                           -------------
                    1998            $ 2,841,176
                    1999                286,473
                    2000                322,793
                    2001                344,133
                    2002                 34,026

     Fair value of financial instruments has not been provided for notes payable and long-term debt as it is not practicable to estimate such fair values as such instruments are being transacted with related parties or are guaranteed by related parties. The Company has not recently secured significant debt from unrelated parties and accordingly cannot estimate, with reasonable certainty, the rate available to the Company or even if market debt would be provided at all. All other financial instruments are carried at an amount approximating their fair value.

Note D - Stock Options

     The Company has certain incentive and non-qualified stock option plans available to key employees to purchase common stock of the Company at not less than the market value on the date of grant. A summary of option transactions during 1997 and 1996 follows:

                                                 Number of    Weighted Average
                                                  Options       Exercise Price
                                                 ---------      -----------
     Outstanding at March 31, 1995               1,651,750           1.78
     Granted in 1996                               190,000            .41
     Exercised in 1996                                   0              -
     Forfeited in 1996                             (89,750)           .77

     Outstanding at March 31, 1996               1,752,000           1.68

     Granted in 1997                                15,000            .30
     Exercised in 1997                                   0              -
     Forfeited in 1997                             (61,000)           .98

     Outstanding at March 31, 1997               1,706,000           1.70

     Exercisable at March 31, 1996                 543,750           1.56
     Exercisable at March 31, 1997                 609,750           1.40

     The following table summarizes information about stock options outstanding at March 31, 1997.

                      Options Outstanding                Options Exercisable
               ------------------------------------     ---------------------
                             Weighted
               Outstanding   Average       Weighted     Exercisable   Weighted
Range of           at        Remaining     Average          at        Average
Exercise        March 31,    Contractual   Exercise      March 31,    Exercise
Prices             1997      Life          Price            1997        Price
------           ------      ------        -------       --------     -------

 .30 to .45       105,000      8.95          .33           48,750         .34
 .46 to .65       331,000      6.64          .61          291,000         .63
1.75 to 2.50   1,217,500      5.89         2.02          217,500        2.13
    3.63          52,500      4.67         3.63           52,500        3.63

     At March 31, 1997, there were 453,500 incentive options and 1,252,500 non-qualified options outstanding and 119,500 shares were available for granting additional options.

     During 1995, the Company issued warrants for 350,000 common shares, with a market value of $8,750, in connection with the extinguishment of certain long-term debt obligations. These warrants are exercisable for $2.00 per share and expire on March 31, 2000. None of these warrants have been exercised.

     At March 31, 1997, the Company has reserved common shares sufficient to cover the exercise of outstanding stock options and warrants.

     The Company has adopted the "disclosure only" provisions of SFAS No. 123, therefore no compensation expense has been recognized for stock option grants. Had compensation expense been determined based upon the fair value (determined using the Black-Sholes option pricing model) at the grant date, consistent with the provisions of SFAS No, 123, the Company's income (loss) from continuing operations would have been the pro forma amounts as follows:

                                                             1997       1996
                                                             ----       ----
  Pro forma income (loss) from continuing operations
     before extraordinary item                         $1,884,008   $(23,282)
  Pro forma income (loss) from continuing operations
     before extraordinary item
     per share of common stock                               $.62      $(.01)

     The weighted average fair value of options granted was $.27 in 1997 and $.29 in 1996. The fair value of each option grant is estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1997 and 1996; there is no expected dividend yield and expected option lives of ten years for both years; expected volatility of 99% and 80% and risk-free interest rates of 6.5% and 6.0%, respectively.

Note E - Operating Lease Commitments

     In 1995, the Company relocated its operations. The new facilities lease agreement results in the reduction of rent payments from the 1994 amounts. This lease expires in December 2000. Deferred rent arising from incentives and concessions from the landlord was $231,070 and $292,685 at March 31, 1997 and 1996, respectively, including $142,399 of past due rent related to the lease agreement signed in 1993. These amounts are amortized as a reduction of rent payments charged to expense over the remaining life of the lease.

     In addition, the Company also leases furniture, fixtures, and computer equipment under operating leases.

     The minimum future rental commitments under operating leases are as follows:

                   1998                $ 206,124
                   1999                  193,344
                   2000                  193,344
                   2001                  145,008

     Rent expense including deferred rent for 1997, 1996 and 1995 was $132,371, $132,885, and $205,591, respectively.

Note F - Foreign Sales

     The Company had foreign sales as follows:

                                                         Percent of
                                        Amount          Total Sales
                                        ------          -----------
                  1997                $1,445,000            39%
                  1996                 2,027,000            56%
                  1995                 1,957,000            40%

Note G - Sales to Major Customers

     The Company had sales to major customers as follows:

                                                         Percent of
                              Customers      Amount     Total Sales
                              ---------      ------     -----------
                  1997            2       $1,543,000       41%
                  1996            1          396,000       11%
                  1995            1          619,000       13%

     Sales to major customers (customers with sales in excess of 10% of total annual sales) include products and services sold to end-user customers through the Company's exclusive selling agents for their respective geographic territories. These selling agents include related parties described in Note I of Notes to the Financial Statements. Sales of large systems to end-users represent relatively high percentages of sales. However, the Company is not dependent on any one customer for future sales.

     A foreign government and a U.S. company were the Company's largest customers in 1997 while a foreign government and the U.S. Government were the major customers in 1996 and 1995, respectively.

Note H - Federal Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets have been reduced by a valuation allowance, as it is uncertain if and when these benefits will be realized. Although the Company realized profits in 1997 and 1996, there was no provision for income taxes as the result of changes in deferred tax assets and the related valuation allowance during the year.

     Deferred taxes at March 31 consist of the following:

                                                     1997            1996
                                                     ----            ----
Current deferred tax asset:
   Reserves not currently deductible          $   102,600     $   484,015
   Deferred revenue                                33,134          50,726
   Accruals not currently deductible               31,709          77,412
   Net operating loss carryforward                  7,871               -
                                                ---------        --------
   Subtotal                                       175,314         612,153
Current deferred tax liability
   Loss from affiliates                          (175,314)              -
                                                ---------        --------
Net current deferred tax asset                          -         612,153
   Less valuation allowance                             -        (612,153)
                                                ---------       ---------
      Net                                     $         -     $         -
                                               ==========       =========

Non-current deferred tax asset:
  Net operating loss carry-forward           $  2,305,085    $  2,205,360
  Research, development, and
    investment tax credits                        650,355         667,278
  Write-off and reserve for
    software construction and product                   -         370,139
  Deferred income                                  78,928          99,877
                                               ----------      ----------
  Subtotal                                      3,034,368       3,342,654
                                                ---------       ---------

Non-current deferred tax liability:
  Loss from affiliates                                  -        (164,696)
  Capital leases and accelerated depreciation      (5,015)         (3,838)
                                                ---------       ---------
  Subtotal                                         (5,015)       (168,534)
Net non-current deferred tax asset              3,029,353       3,174,120
Less valuation allowance                       (3,029,353)     (3,174,120)
                                               ----------      ----------
    Net                                       $         -      $        -
                                              ===========     ===========

     The provision for income taxes for the years ended consist of the following:

                                                1997        1996        1995
                                                ----        ----        ----
  Deferred expense                        $  756,920    $ 59,636   $ 153,157
  Reduction in the valuation allowance      (756,920)    (59,636)   (153,157)
  Provision for income taxes              $        -    $      -   $       -

     At March 31 1997 the Company had net operating loss carry-forwards of approximately $6.8 million for U.S. Federal tax purposes. Such loss carry-forwards, if unused as offsets to future taxable income, will expire beginning in 2001 and continuing through 2012.
Tax credits are accounted for under the flow-through method as a reduction of the provisions for income taxes in the year utilized.

The Company has $650,355 of tax credits primarily comprised of research and development available for U.S. income tax purposes. These credits expire at various dates beginning in 1998 and continuing through 2008.


Note I - Related Party Transactions and Bad Debt Expense-Affiliate

     The Company has developed a significant relationship with A&D, a 28.1% shareholder.

     In October 1988, the Company and A&D Engineering Inc., a wholly-owned subsidiary of A&D, formed a joint venture, Zonic A&D Company, to distribute all of the Company's products, and A&D's spectrum analysis instruments in the Western Hemisphere. The Company and A&D each have 50% ownership interest and share the results of operations equally. Under the joint venture agreement, the Company loaned $500,000 and A&D loaned $2,801,500 to Zonic A&D Company to fund operating costs. The Company accounts for its investment using the equity method of accounting and as such recognizes losses only to the extent it is at risk for funding such losses. The Company is not required to provide any additional funding, but would recognize losses up to its funded amount if it did so. The Company's portion of current and prior year profits are not recorded as these amounts offset unrecorded losses. The Company's investment in Zonic A&D Company was zero at March 31, 1997 and 1996 as a result of this accounting treatment. The joint venture agreement also permits the two parties to charge Zonic A&D Company for expenses incurred by them on its behalf.

     During 1997, the Company and A&D agreed to dissolve Zonic A&D Company to simplify operations and reduce operating costs. All daily operations were merged with the Company on April 1, 1997. The dissolution which includes the distribution of assets and liabilities will occur during 1998. The Company recorded a provision of $385,000 during 1997 for losses it expects to incur as a result of the dissolution.

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

     Due to continuing losses, the operations of Zonic A&D Ltd. were significantly reduced in recent years. The partners of Zonic A&D Ltd. now distribute products in this market directly from their respective operations. None of the amounts due the Company from Zonic A&D Ltd. are considered collectable and have been written off. During 1997, Zonic A&D Ltd. was liquidated. Management had previously recorded a provision for potential liabilities associated with the reduction and eventual liquidation of these operations, and as a result incurred no additional expense during the current year. The operations of Zonic A&D Ltd. were not significant to the Company's financial statements.

     The total reserve against affiliate receivables at March 31, 1997 and 1996 was zero and $1,094,988, respectively. During 1997, the Company wrote off receivables from Zonic A&D Company of $300,850 which is included in the $385,000 expense provision mentioned above.

The Company had the following amounts due from/to related parties at the balance sheet dates:

                                                  March 31     March 31
                                                      1997         1996
                                                      ----         ----
Receivable from:
   A&D                                            $ 38,873   $      974
   Zonic A&D Company                                     0      471,375
   Zonic A&D Limited                                     0      957,420
                                                 ---------    ---------
Total                                               38,873    1,429,769
Allowance for doubtful accounts                         -    (1,094,988)
                                                  --------   ----------
Net receivables                                   $ 38,873   $  334,781
                                                  ========   ==========
Accounts payable-A&D                              $  3,738   $  611,823
                                                  ========   ==========

     During 1997 and 1996, the Company purchased from Zonic A&D Company accounts receivable of $2,053,461 and $1,903,227, respectively, due from end-user customers in exchange for forgiveness of accounts receivable due from Zonic A&D Company of the same amount.

     The accounts payable to A&D balance was reduced in 1997 due primarily to $530,000 of sales proceeds resulting from the Company's sale of its Zeta Technology and software to A&D.

     The summarized balance sheets of Zonic A&D Company at March 31, 1997 and 1996 and the results of operations for the years then ended follows:

                            Zonic A&D Company
                              Balance Sheets

                                                       1997         1996
                                                       ----         ----

       Assets
         Current assets                           $   1,275    $   1,104
         Fixed and other assets                         970       18,226
                                                  ---------    ---------
       Total assets                               $   2,245    $  19,330
                                                  =========    =========
       Liabilities and Deficit
         Current liabilities                      $ 523,760    $ 559,114
         Net deficit in owners' capital            (521,515)    (539,784)
                                                   --------     --------
       Total liabilities and deficit              $   2,245    $  19,330
                                                  =========    =========

       Statements of Operations
       Net revenue                                $ 370,580    $ 353,346
       Net expenses                                 352,311      306,518
                                                  ---------    ---------
       Profit from operations                     $  18,269    $  46,828
                                                  =========    =========

The following summarizes revenues from sales by the Company to A&D, Zonic A&D Company, and Zonic A&D Ltd. in the aggregate:

                              Sales for Resale to End-Users
                              -----------------------------

                                 1997           $ 2,167,375
                                 1996           $ 2,040,206
                                 1995           $ 3,207,032

     The Company sells products to these related parties at its normal gross profit margins for items resold to customers. The Company also sells demonstration equipment to the related parties at cost.

     The Company pays commissions to Zonic A&D Company and Zonic A&D Ltd. for sales made through the related entities to end-users. Commission expense for 1997, 1996 and 1995 was $370,580, $353,346 and $545,932, respectively.

     The Company also purchases components from A&D used principally in the production of its WCA product line. Such purchases totaled $31,767, $301,889 and $218,990, for 1997, 1996 and 1995, respectively.

Note J - Retirement Plan

     The Company has an employee savings and investment retirement plan qualified under sections 401 (a) and 401 (k) of the Internal Revenue Code. The plan covers all employees of the Company age 18 and over who have completed three months of service and are scheduled to work 1,000 hours or more during the plan year.


Page 37
<page

     Under the Plan agreement, the Company is required to contribute 30 percent of the voluntary 401 (k) contribution of all participants up to a maximum of 5% of each employee's salary. One half of this contribution may be made in Company stock at the discretion of the Company's Board of Directors.

     In any plan year, a supplemental contribution may be made if the Company has a net after tax profit of more than 5% of sales.

     The Company made contributions of $12,067, $14,040 and $15,432 for 1997, 1996 and 1995, respectively. None of the contributions were made in Company stock.

Note K - Statement of Cash Flows

     In addition to those shown in the statement of cash flows or elsewhere within these footnotes, the following non-monetary transactions occurred:

          1) The Company offset accounts payable owed to A&D with accounts receivable from A&D in 1997 and 1996. This offset reduced both current assets and current liabilities by $74,481 and $156,326 in 1997 and 1996, respectively, resulting in no gain or loss.

          2) The Company received a direct loan for the purchase of fixed assets in the amount of $23,936.

Note L - Percentage of Completion Contracts

     The Company had no contracts in progress at March 31, 1997. With regard to contracts in progress at March 31, 1996, the Company recognized the following:

                                                                   1996
                                                                   ----

Total revenue recognized                                     $   91,531
Total billings                                                  732,810
                                                                -------

Under (Over) billed receivables                              $ (641,279)
                                                               ========

Total costs incurred                                         $   42,518
                                                               ========

     Billings, as specified in the terms of a contract, in excess of revenue earned have been recorded as deferred income. Unbilled contracts at March 31, 1997 and 1996 include $15,000 and $57,000, respectively, related to amounts retained by the Company's customers pursuant to the terms of their contracts

Note M - Basis of Financial Statement Presentation

     The Company has prepared a business plan for fiscal 1998 which contemplates improved cash flow during the third and fourth quarters due primarily to an increase in revenue and the benefit of continuing cost reduction measures achieved to date. Specific to this business plan are increases in sales of specific products, constant level of staff, and expenditures for product development approximately equal to 1997.

     As the result of continuing operating losses, the Company continues to experience cash flow problems, but has been able to improve on the aging of its accounts payable and certain accrued liabilities during 1997 through improved inventory turnover and the overall reduction of operating expenses. The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to generate sufficient cash to meet its obligations and sustain operations.

Note N - Resignation of President and Product Discontinuance

     On December 27, 1995, the Board of Directors of the Company accepted the resignation of Gerald J. Zobrist as President and Chief Executive Officer effective December 31, 1995. At the same time, the Board of Directors elected James B. Webb to succeed Mr. Zobrist as President and Chief Executive Officer of the Company. Mr. Zobrist retains his ownership in the Company, less 50,000 shares which he surrendered to the Company without compensation, remains on the Company's Board of Directors, and no longer personally guarantees any loans under the Credit Agreement with A&D. However, Mr. Zobrist continues to guarantee past due rents under the Company's prior facilities lease agreement. (See Note E of Notes to the Financial Statements.) The Company has recorded $156,640 as costs related to his resignation. Also, in connection with the change of management, the Company recorded an expense of $299,042 for the write-off of a development project that will not be completed. At March 31, 1997 and 1996, related accrued costs were zero and $122,931, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                               PART III

     Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders involving the election of directors which will be filed on or about July 21, 1997. The information being incorporated by reference is set forth under the captions: "Outstanding Voting Securities"; "Election of Directors"; "Executive Officers of the Company"; and "Executive Compensation."

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Report or incorporated by reference:

      (1) All financial statements required to be filed by Item 8 of this Form and included in this Report have been listed previously.

      (2)  Financial Statements and Financial Statement Schedules Required:
           None

      (3)  Exhibits

                                 EXHIBIT INDEX
                                                               Page No. Where
                                                                  Located in
                                                                  Sequential
                                                                   Numbering
Exhibit No.            Name of Exhibit                              System

(3)(i)                 Amended and Restated Articles
                       of Incorporation (incorporated
                       by reference).

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

(4)(ii)                1989 Stock Option Plan
                       (incorporated by reference).

(4)(iii)               1991 Executive Stock Option
                       Plan (incorporated by reference).

(10)(i)                Partnership Agreement, dated
                       October 7, 1988 between the
                       Company, A&D Co., Ltd. and A&D
                       Engineering, Inc. (incorporated
                       by reference).

(10)(ii)               Distributorship Agreement,
                       dated October 7, 1988, between
                       the Company and A&D Co., Ltd.
                       (incorporated by reference).

(10)(iii)              Sales Promotional Fee Contract,
                       dated October 7, 1988, between
                       the Company and A&D Co., Ltd.
                       (incorporated by reference).

(10)(iv)               Distribution Agreement, dated
                       February 26, 1988, between the
                       Company and A&D Co., Ltd.
                       (incorporated by reference).

(10)(v)                Shareholder Agreement, dated
                       February 21, 1991, between the
                       Company and A&D Co., Ltd.
                       (incorporated by reference).

(10)(vi)               Distribution Agreement, dated
                       February 21, 1991, between the
                       Company and A&D Co., Ltd.
                       (incorporated by reference).

                                                                Page No. Where
                                                                  Located in
                                                                  Sequential
                                                                   Numbering
Exhibit No.            Name of Exhibit                              System

(10)(vii)              Amended and Restated Distribution
                       Agreement, dated March 1, 1992,
                       between the Company and Zonic A&D
                       Company, Ltd. (incorporated
                       by reference).

(10)(viii)             Termination Agreement, dated
                       March 31, 1992, between the
                       Company and A&D Co., Ltd.
                       (incorporated by reference).

(10)(ix)               Value Added Reseller U.S. Sales
                       Agreement, dated October 10,
                       1991, between the Company and
                       Apple Computer, Inc. (incorporated
                       by reference).

(10)(x)                Credit Agreement, dated December 7,
                       1992, between the Company and A&D
                       Co., Ltd.(incorporated by reference).

(10)(xi)               Non-Qualified Stock Option granted to
                       A&D Co., Ltd. dated December 7, 1992
                       (incorporated by reference).

(10)(xii)              Services Agreement, dated December 7,
                       1992, between the Company and A&D Co.,
                       Ltd.(incorporated by reference).

(10)(xiii) First Lease Amendment, dated September 1, 1993, between the Company and Duke Associates No. 55 Limited Partnership for the premises located at Park 50 TechneCenter, 50 W TechneCenter Drive, Milford, Ohio (incorporated by reference).

(10)(xiv)              Warrant, dated September 1, 1993,
                       between the Company and Duke
                       Associates No. 55 Limited Partnership
                       (incorporated by reference).

(10)(xv)                Amendment to Partnership Agreement,
                        dated May 31, 1990, between the Company,
                        A&D Engineering, Inc. and A&D Co., Ltd.
                        (incorporated by reference).

(10)(xvi)               Second Amendment to the
                        Partnership Agreement, dated
                        September 30, 1994, between the
                        Company and A&D Engineering, Inc.
                        (incorporated by reference).

                                                               Page No. Where
                                                                  Located in
                                                                  Sequential
                                                                   Numbering
Exhibit No.            Name of Exhibit                              System

(10)(xvii)              Capital Contribution Agreement,
                        dated September 30, 1994, between
                        the Company, A&D Engineering, Inc.,
                        Zonic A&D Company and A&D Co., Ltd.
                        (incorporated by reference).


(10)(xviii)             Warrant, dated March 16, 1995,
                        between the Company and Star Bank,
                        National Association, issued in
                        connection with the discharge in full
                        of the Company's Star Bank indebtedness.
                        (incorporated by reference).

(10)(xix)               WCA Rights Sale Agreement, dated June
                        30, 1995, between A&D Company, Ltd. and
                        the Company.  (incorporated by reference).

(10)(xx)                Amendment to Credit agreement, dated June
                       30, 1995, between the Company and A&D
                       Company, Ltd. (incorporated by reference).

(10)(xxi)              Amendment to Distribution Agreement,
                       dated June 30, 1995, between the Company and A&D Company, Ltd. (incorporated by reference).

(10)(xxii)             WCA Software Source Agreement,
                       dated June 30, 1995, between A&D
                       Company, Ltd. and the Company.
                       (incorporated by reference).

(10)(xxiii)            WCA Manufacturing Agreement, dated
                       June 30, 1995, between A&D Company,
                       Ltd. and the Company.  (incorporated
                       by reference).

(10)(xxiv)             OEM Distribution and Confidentiality
                       Agreement, dated February 12, 1996
                       between Spectral Dynamics, Inc. and
                       the Company.  (incorporated by reference).

(10)(xxv)              Confidential "Zeta Technology" Sale
                       Agreement between A&D Company, Ltd.
                       and the Company dated December 31,
                       1996.  (incorporated by reference).

(10)(xxvi)             Loan Agreement and Promissory Note
                       between the Ashikaga Bank, Ltd.
                       and the Company dated April 1, 1997.    E-1 - E-6

                                                              Page No. Where
                                                                  Located in
                                                                  Sequential
                                                                   Numbering
Exhibit No.            Name of Exhibit                              System

(10)(xxvii)            Loan Agreement and Promissory Note
                       between the Ashikaga Bank, Ltd.
                       and the Company dated April 1, 1997.    E-7 - E-12

(10)(xxviii)           Promissory Note of the Company in
                       favor of The Nippon Credit Bank,
                       Ltd. dated March 11, 1997.              E-13 - E-16

  (27)                 Financial Data Schedule                 E17 - E17

       (b)  Reports on Form 8-K.

            The Company filed a Form 8-K, dated January 14, 1997 reporting the sale of its Zeta technology and software to A&D Company, Ltd. effective December 31, 1996. No financial statements were filed with the Form 8-K.

       (c)  Exhibits.
            See subparagraph (a) above.

       (d)  Financial Statement Schedules.
            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONIC CORPORATION



By:  /s/ James B. Webb
   ------------------------
   James B. Webb, President
Date:  July 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ James B. Webb
   -------------------------
   James B. Webb, President,
   Treasurer, Principal Executive
   Officer, and Director
Date:  July 8, 1997



By:  /s/ John H. Reifschneider
     ---------------------------
    John H. Reifschneider,
    Controller and Principal
    Financial and Accounting Officer
Date:  July 8, 1997



By:  /s/ Shoichi Sekine
     -------------------------
     Shoichi Sekine, Executive
     Vice-President and Director
Date:  July 8, 1997



By:  /s/ Gerald J. Zobrist
     --------------------------
     Gerald J. Zobrist, Director
Date:  July 8, 1997

                                EXHIBIT xxvi
                              LOAN AGREEMENT

     THIS LOAN AGREEMENT (as amended from time to time, the "Agreement"), dated as of the 1st day of April, 1997, between THE ASHIKAGA BANK, LTD., New York Branch (the "Bank") and ZONIC CORPORATION (the "Borrower"),

                         WITNESSETH:
     WHEREAS, the Borrower desires to borrow an aggregate principal amount of U.S. One Million Five Hundred Thousand ($1,500,000); and

     WHEREAS, subject to the condition that the Borrower cause A&D Company, Limited, to provide a guaranty to the Bank and upon the terms and conditions set forth in this Agreement, the Bank is willing to lend the Borrower $1,500,000;

     NOW, THEREFORE, ion consideration of the mutual promises contained herein and for other valuable considerations, the parties hereto agree as follows:

     SECTION 1.  LOAN

     1.01. Loan. Subject to and upon the terms and conditions set forth in this Agreement, the Bank agrees to lend to the Borrower an aggregate principal amount of U.S. One Million Five Hundred Thousand Dollars ($1,500,000)(the "Loan").

     1.02. Repayment. The Borrower shall repay to the Bank the aggregate principal balance of the Loan outstanding on June 30, 1997 (the "Maturity
Date).

     1.03.  Interest.

     (a) The Borrower agrees to pay interest on the principal balance of the Loan outstanding on each payment date at a rate per annum equal to the Term Fed Funds Rate as notified by the Bank to the Borrower plus one and one-quarter percent (1.25%)(the "Interest Rate"). The interest payment date shall be the Maturity Date.

     (b) All computations of interest shall be made by the Bank on the basis of a year of 360 days for the actual number of days elapsed.

     (c) If any amount owed by the Borrower hereunder is not paid when due, the Borrower shall pay interest on all such past amounts due at a rate equal to the Interest Rate plus 2% per annum, payable on demand of the Bank.

     1.04.  Prepayment and Payments.

     (a) Prepayment. The Borrower may prepay the principal of the Loan in whole or in part before the Maturity Date, without penalty, upon five days' prior written notice to the Bank.

     (b) Payments. Payments of principal of or interest on the Loan and all other amounts shall be made to the Bank at its office located at One World Trade Center, New York, New York, in the lawful money of the United Sates and in immediately available funds. If any payment hereunder is due on a day which is not a business day, then such payment shall be made on the next succeeding business day.

     (c) Increased Costs. The Borrower shall pay to the Bank, upon demand, such amount or amounts as shall be sufficient to compensate the Bank for any loss, cost or expense incurred by it as a result of (i) any prepayment (or repayment prior to stated maturity, whether as a result of acceleration or otherwise) of principal or (ii) increased costs incurred by the Bank as a result of any change in any applicable law, regulation or interpretation thereof which imposes requirements in relation to any deposits or extensions of credit, taxes or other charges, or other conditions with respect to this Agreement or to the Loan.

     SECTION 2.  NOTE

     Prior to the making of the Loan and as further evidence of the obligation of the Borrower to pay the principal of and interest on the Loan, the Borrower shall have issued and delivered to the Bank as of the date hereof a new promissory note in substantially the form of EXHIBIT A hereto in the principal amount of the Loan and dated as of the date hereof (the "Note"). Payments under the Note shall discharge pro tanto the corresponding obligations of the Borrower hereunder.

     SECTION 3.  GUARANTY

As security for the due and punctual performance and payment by the Borrower of all of its obligations hereunder, the Borrower agrees to cause A&D Company, Limited, having its principal office at Daihatsu-Nissay Ikebukuro Bldg. 5F, 23-24, Higashi-Ikebukuro 3-chome, Toshima-ku, Tokyo 170, Japan (the "Guarantor"), to provide a new guaranty in accordance with the Bank's standard form of guaranty (the "Guaranty").

     SECTION 4.  CONDITION PRECEDENT

     The obligation of the Bank to make the Loan is subject to the condition that the Bank shall have received on or before the date of execution of this Agreement the following, each dated and effective as of the date hereof and in form and substance satisfactory to the Bank:

     (a)   The Note;

     (b)   The Guaranty;

     (c)   The latest financial statements of the Borrower; and

     (d)   Such other documents as the Bank shall reasonably require.

     SECTION 5.  REPRESENTATION AND WARRANTIES

     The Borrower represents and warrants as follows:

     (a) Corporate Status. The Borrower is a corporation duly incorporated and validly existing under the laws of the jurisdiction of its incorporation.

     (b) Corporate Power and Authority. The execution, delivery and performance by the Borrower of this Agreement and the Note are within the corporate powers of the Borrower, have been duly authorized by all necessary corporate action, and do not contravene the charter documents of the Borrower or any law or contractual restriction binding on or affecting the Borrower.



     (c) Approvals. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower of this Agreement or the Note.

(d) Legal, Valid and Binding Obligations. This Agreement is, and the Note when delivered hereunder shall be, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with the respective terms thereof.

     (e)   Litigation.   There is no pending or threatened action or
proceeding affecting the Borrower before any court, governmental agency or arbitrator that may materially and adversely affect the financial condition or operations of the Borrower.

     (f) No Material Misstatement. Neither this Agreement, nor any documents, financial statements, reports, notices, schedules, certificates, statements or other writings furnished to the Bank by the Borrower in connection with this Agreement or the Note contain any untrue or misleading statement of fact in any material respect. The latest financial statements of the Borrower which have been furnished to the Bank, fairly present the financial conditions of the Borrower as of such date and results of the operations of the Borrower for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and there has been no material adverse change in such condition or operations.
     (g) No Default. There does not exist and will not exist at the closing date of this Agreement any Event of Default (as defined herein) or any event which would constitute such an Event of Default but for the passage of time, the giving of notice, or both.

     SECTION 6.  AFFIRMATIVE COVENANTS

     (a) Financial Statement and Reporting Requirements. The Borrower shall furnish to the Bank; (i) as soon as available and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual report for such year for the Borrower containing financial statement for such year certified in a manner acceptable to the Bank; and (ii) such other information respecting the condition or operation, financial or otherwise, of the Borrower as the Bank may form time to time reasonably request.

     (b) Notice. The Borrower shall promptly give notice to writing to the Bank of (i) the occurrence of a default hereunder or the occurrence of any event which with notice or the passage of time or both would result in the occurrence of a default hereunder, (ii) any material adverse condition affecting the Borrower's operation and (iii) any action, condition or event known to the Borrower which may materially and adversely affect its performance of the Agreement.

     (c) Further Acts. The Borrower agrees to do such further reasonable acts and things, and to execute and deliver such assignment, agreement and instruments, as the Bank may at any time reasonably request in connection with the administration of enforcement of this Agreement or any part thereof or in order better to assure and confirm to the Bank its rights, power and remedies hereunder.





     (d) Payment of Taxes. The Borrower shall pay all amounts payable on account of the Loan, free and clear of, and without deduction or withholding for or on account of, any present and future taxes, levies, imposts, duties, fees, assessments or other charges ("Taxes") imposed, assessed, levied or collected by or for any governmental authority. If any Taxes shall be required by law to be deducted or withheld from any payment, the Borrower shall increase the amount paid so that the Bank receives when due (and is entitled to retain), after deduction or withholding for or on account of such Taxes, the full amount of the payments provided for in the Loan.

     (e) Pari Passu. The obligations of the Borrower under this Agreement and the Note are direct, unconditional and general obligations of the Borrower, which do and will rank until paid in full at least pari passu to all other unsecured indebtedness of the Borrower.

     SECTION 7.  EVENTS OF DEFAULT; REMEDIES

     If any of the following events shall have occurred:

     (a) The Borrower or the Guarantor defaults in the payment of any amount hereunder in respect of any payment when due, whether at maturity, by acceleration or otherwise;

     (b) Any representation or warranty made to the Bank by the Borrower or the Guarantor in this Agreement or otherwise, shall prove to have been incorrect in any material respect;

     (c) The Borrower or the Guarantor shall be in default under the terms of any other obligation for borrowed money or any guaranty or indemnity by which it is contingently liable which default causes or permits to occur any acceleration of the obligation thereunder;

     (d) The Borrower or the Guarantor shall generally not pay its debts as such debts become due; the Borrower or the Guarantor shall admit in writing its inability to pay its debts as they become due, or shall make a general assignment for the benefit of creditors; or the Borrower or the Guarantor shall be dissolved, liquidated or wound up or shall cease its corporate existence; or any proceeding shall be instituted by or against the Borrower or the Guarantor seeking to adjudicate it bankrupt or insolvent, or seeking its liquidation, winding up, reorganization, or suspension of payment of its debts under any law relating to bankruptcy, insolvency, suspension of payments or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official, for it or for any substantial part of its property; or the Borrower or the Guarantor shall take any corporate action to authorize any of the actions set forth above in this subsection;

     (e) The Guaranty is not in full force or effect or the Guarantor disaffirms its obligations thereunder;

     (f) At any time, in the reasonable opinion of the Bank, the financial responsibility of the Borrower or the Guarantor shall become materially impaired or the value of any security shall materially decline;







     THEN, and in each such Event of Default, the Bank may by written notice to the Borrower, declare its obligation to make the Loan available to be terminated and declare to be forthwith due and payable, without further presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower, (a) the outstanding principal of the Loan (b) interest accrued thereon to the date of payment and (c) all other amounts payable to the Bank under this Agreement, whereupon the same shall become forthwith due and payable.

     SECTION 8.  SET-OFF

     Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being hereby expressly waived by the Borrower), to set off and apply any and all credit balances and deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all obligations and liabilities of the Borrower to the Bank now or hereafter existing, regardless of whether the Bank shall have made any demand and even though such obligations and liabilities may be unmatured. The Bank agrees promptly to notify the Borrower after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application.

     SECTION 9.  GOVERNING LAW

     This Agreement and the Note shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 10.  MISCELLANEOUS

     (a) No Waiver; Remedies Cumulative. No failure on the part of the Bank to exercise, and no delay in exercising, any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege under this Agreement preclude any other or further exercise of any right, power or privilege. The remedies provided herein are cumulative and not exclusive of any other remedies provided by law.

     (b) Payment of Expenses. The Borrower shall reimburse the Bank upon demand for the Bank's expenses of collection, including legal fees and disbursements of counsel, in case of default in the payment when due of the principal of or interest on the Loan.

     (c) Benefit of Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or transfer its rights hereunder.

     (d) Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior communications, understandings and agreements relating thereto, including, but not limited to, the Existing Loan Agreements, except as otherwise herein provided.

     (e) Amendment. This Agreement may not be modified or amended in any way except by agreement in writing between the Bank and the Borrower.



     (f) Consent to Jurisdiction. THE BORROWER AGREES THAT ANY LEGAL ACTION OR PROCEEDINGS AGAINST THE BORROWER WITH RESPECT TO THE LOAN OR THE NOTE MAY BE BROUGHT IN THE SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK.
THE BORROWER AGREES THAT PROCESS IN ANY LEGAL ACTION OR PROCEEDINGS WITH RESPECT TO THE LOAN OR THE NOTE, MAY BE SERVED ON THE BORROWER WITHIN OR OUTSIDE SUCH COURTS TERRITORIAL JURISDICTION BY REGISTERED OR CERTIFIED MAIL OR BY PERSONAL SERVICE AT THE BORROWER'S ADDRESS SET FORTH HEREIN. THE BORROWER FURTHER WAIVES ANY OBJECTIONS TO THE VENUE AND CONVENIENCE OF THE FORUM WITH RESPECT TO ANY SUCH ACTION REFERRED TO IN THIS PARAGRAPH WHICH IS BROUGHT BEFORE A COURT SITTING IN NEW YORK.
(g) Notices. Any notices required to be furnished hereunder shall be mailed, telegraphed, sent by telex with answer back or delivered to the address set forth on the signature page hereof. All notices shall be effective upon actual receipt by the addressee, except for telexes which shall be effective upon receipt of answer back by the sender.

     (h) Counterparts. This Agreement may be signed in two counterparts, each of which when so executed by all the parties hereto shall be deemed an original.


     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective officers thereunto duly authorized.

ZONIC CORPORATION                 THE ASHIKAGA BANK, LTD.
50 West Technecenter Drive        New York Branch
Milford, Ohio 45150-9777          One World Trade Center
Attention:  Mr. James B. Webb     New York, New York 10048
                                  Attention:  Mr. H. Soeta
Facsimile: (513) 248-1589
                                  Facsimile: (212) 432-5400
By: / s / James Webb              By: / s / Shoichi Mori
    Name:  James Webb             Name:  Shoichi Mori
    Title: President              Title: General Manager
























                             EXHIBIT xxvii

                            LOAN AGREEMENT

     THIS LOAN AGREEMENT (as amended from time to time, the "Agreement"), dated as of the 1st day of April, 1997, between THE ASHIKAGA BANK, LTD., New York Branch (the "Bank") and ZONIC CORPORATION (the "Borrower"),

                         WITNESSETH:

     WHEREAS, the Borrower desires to borrow an aggregate principal amount of U.S. One Million One Hundred Thousand ($1,100,000); and

     WHEREAS, subject to the condition that the Borrower cause A&D Company, Limited, to provide a guaranty to the Bank and upon the terms and conditions set forth in this Agreement, the Bank is willing to lend the Borrower $1,100,000;

     NOW, THEREFORE, ion consideration of the mutual promises contained herein and for other valuable considerations, the parties hereto agree as follows:

     SECTION 1.  LOAN

     1.01. Loan. Subject to and upon the terms and conditions set forth in this Agreement, the Bank agrees to lend to the Borrower an aggregate principal amount of U.S. One Million One Hundred Thousand Dollars ($1,100,000)(the "Loan").

     1.02. Repayment. The Borrower shall repay to the Bank the principal balance of the Loan outstanding on April 1, 2001 (the "Maturity Date") and on principal repayment dates prior to the Maturity Date in the amounts and on the dates specified in the Schedule of Repayments attached hereto as Schedule 1, or on such earlier date as may be required pursuant to other provisions of this Agreement.

     1.03.  Interest.

     (a) The Borrower agrees to pay interest on the principal balance of the Loan outstanding on each payment date at a rate per annum equal to the Bank's cost of funds as notified by the Bank to the Borrower plus one and three-tenths percent (1.30%) (the "Interest Rate). The Interest Rate shall be reset every month on the date which is two business days prior to the first day of such one month period. The first interest payment shall be May 1, 1997, and subsequent interest payment dates shall occur every month thereafter and on the Maturity Date.

     (b) All computations of interest shall be made by the Bank on the basis of a year of 360 days for the actual number of days elapsed.

     (c) If any amount owed by the Borrower hereunder is not paid when due, the Borrower shall pay interest on all such past amounts due at a rate equal to the Interest Rate plus 2% per annum, payable on demand of the Bank.

     1.04.  Prepayment and Payments.

     (a) Prepayment. The Borrower may prepay the principal of the Loan in whole or in part before the Maturity Date, without penalty, upon five days' prior written notice to the Bank.

     (b) Payments. Payments of principal of or interest on the Loan and all other amounts shall be made to the Bank at its office located at One World Trade Center, New York, New York, in the lawful money of the United Sates and in immediately available funds. If any payment hereunder is due on a day which is not a business day, then such payment shall be made on the next succeeding business day.

     (c) Increased Costs. The Borrower shall pay to the Bank, upon demand, such amount or amounts as shall be sufficient to compensate the Bank for any loss, cost or expense incurred by it as a result of (i) any prepayment (or repayment prior to stated maturity, whether as a result of acceleration or otherwise) of principal or (ii) increased costs incurred by the Bank as a result of any change in any applicable law, regulation or interpretation thereof which imposes requirements in relation to any deposits or extensions of credit, taxes or other charges, or other conditions with respect to this Agreement or to the Loan.

     SECTION 2.  NOTE

     Prior to the making of the Loan and as further evidence of the obligation of the Borrower to pay the principal of and interest on the Loan, the Borrower shall have issued and delivered to the Bank as of the date hereof a new promissory note in substantially the form of EXHIBIT A hereto in the principal amount of the Loan and dated as of the date hereof (the "Note"). Payments under the Note shall discharge pro tanto the corresponding obligations of the Borrower hereunder.

     SECTION 3.  GUARANTY

     As security for the due and punctual performance and payment by the Borrower of all of its obligations hereunder, the Borrower agrees to cause A&D Company, Limited, having its principal office at Daihatsu-Nissay Ikebukuro Bldg. 5F, 23-24, Higashi-Ikebukuro 3-chome, Toshima-ku, Tokyo 170, Japan (the "Guarantor"), to provide a new guaranty in accordance with the Bank's standard form of guaranty (the "Guaranty").

     SECTION 4.  CONDITION PRECEDENT

     The obligation of the Bank to make the Loan is subject to the condition that the Bank shall have received on or before the date of execution of this Agreement the following, each dated and effective as of the date hereof and in form and substance satisfactory to the Bank:

     (a)   The Note;

     (b)   The Guaranty;

     (c)   The latest financial statements of the Borrower; and

     (d)   Such other documents as the Bank shall reasonably require.

     SECTION 5.  REPRESENTATION AND WARRANTIES

     The Borrower represents and warrants as follows:

     (a) Corporate Status. The Borrower is a corporation duly incorporated and validly existing under the laws of the jurisdiction of its incorporation.


     (b) Corporate Power and Authority. The execution, delivery and performance by the Borrower of this Agreement and the Note are within the corporate powers of the Borrower, have been duly authorized by all necessary corporate action, and do not contravene the charter documents of the Borrower or any law or contractual restriction binding on or affecting the Borrower.

     (c) Approvals. No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower of this Agreement or the Note.

     (d) Legal, Valid and Binding Obligations. This Agreement is, and the Note when delivered hereunder shall be, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with the respective terms thereof.

     (e)   Litigation.   There is no pending or threatened action or
proceeding affecting the Borrower before any court, governmental agency or arbitrator that may materially and adversely affect the financial condition or operations of the Borrower.

     (f) No Material Misstatement. Neither this Agreement, nor any documents, financial statements, reports, notices, schedules, certificates, statements or other writings furnished to the Bank by the Borrower in connection with this Agreement or the Note contain any untrue or misleading statement of fact in any material respect. The latest financial statements of the Borrower which have been furnished to the Bank, fairly present the financial conditions of the Borrower as of such date and results of the operations of the Borrower for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and there has been no material adverse change in such condition or operations.

    (g) No Default. There does not exist and will not exist at the closing date of this Agreement any Event of Default (as defined herein) or any event which would constitute such an Event of Default but for the passage of time, the giving of notice, or both.

     SECTION 6.  AFFIRMATIVE COVENANTS

     (a) Financial Statement and Reporting Requirements. The Borrower shall furnish to the Bank; (i) as soon as available and in any event within 120 days after the end of each fiscal year of the Borrower, a copy of the annual report for such year for the Borrower containing financial statement for such year certified in a manner acceptable to the Bank; and (ii) such other information respecting the condition or operation, financial or otherwise, of the Borrower as the Bank may form time to time reasonably request.

     (b) Notice. The Borrower shall promptly give notice to writing to the Bank of (i) the occurrence of a default hereunder or the occurrence of any event which with notice or the passage of time or both would result in the occurrence of a default hereunder, (ii) any material adverse condition affecting the Borrower's operation and (iii) any action, condition or event known to the Borrower which may materially and adversely affect its performance of the Agreement.





     (c) Further Acts. The Borrower agrees to do such further reasonable acts and things, and to execute and deliver such assignment, agreement and instruments, as the Bank may at any time reasonably request in connection with the administration of enforcement of this Agreement or any part thereof or in order better to assure and confirm to the Bank its rights, power and remedies hereunder.

     (d) Payment of Taxes. The Borrower shall pay all amounts payable on account of the Loan, free and clear of, and without deduction or withholding for or on account of, any present and future taxes, levies, imposts, duties, fees, assessments or other charges ("Taxes") imposed, assessed, levied or collected by or for any governmental authority. If any Taxes shall be required by law to be deducted or withheld from any payment, the Borrower shall increase the amount paid so that the Bank receives when due (and is entitled to retain), after deduction or withholding for or on account of such Taxes, the full amount of the payments provided for in the Loan.

     (e) Pari Passu. The obligations of the Borrower under this Agreement and the Note are direct, unconditional and general obligations of the Borrower, which do and will rank until paid in full at least pari passu to all other unsecured indebtedness of the Borrower.

     SECTION 7.  EVENTS OF DEFAULT; REMEDIES

     If any of the following events shall have occurred:

     (a) The Borrower or the Guarantor defaults in the payment of any amount hereunder in respect of any payment when due, whether at maturity, by acceleration or otherwise;

     (b) Any representation or warranty made to the Bank by the Borrower or the Guarantor in this Agreement or otherwise, shall prove to have been incorrect in any material respect;

     (c) The Borrower or the Guarantor shall be in default under the terms of any other obligation for borrowed money or any guaranty or indemnity by which it is contingently liable which default causes or permits to occur any acceleration of the obligation thereunder;

     (d) The Borrower or the Guarantor shall generally not pay its debts as such debts become due; the Borrower or the Guarantor shall admit in writing its inability to pay its debts as they become due, or shall make a general assignment for the benefit of creditors; or the Borrower or the Guarantor shall be dissolved, liquidated or wound up or shall cease its corporate existence; or any proceeding shall be instituted by or against the Borrower or the Guarantor seeking to adjudicate it bankrupt or insolvent, or seeking its liquidation, winding up, reorganization, or suspension of payment of its debts under any law relating to bankruptcy, insolvency, suspension of payments or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official, for it or for any substantial part of its property; or the Borrower or the Guarantor shall take any corporate action to authorize any of the actions set forth above in this subsection;

      (e) The Guaranty is not in full force or effect or the Guarantor disaffirms its obligations thereunder;



     (f) At any time, in the reasonable opinion of the Bank, the financial responsibility of the Borrower or the Guarantor shall become materially impaired or the value of any security shall materially decline;

     THEN, and in each such Event of Default, the Bank may by written notice to the Borrower, declare its obligation to make the Loan available to be terminated and declare to be forthwith due and payable, without further presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower, (a) the outstanding principal of the Loan (b) interest accrued thereon to the date of payment and (c) all other amounts payable to the Bank under this Agreement, whereupon the same shall become forthwith due and payable.

     SECTION 8.  SET-OFF

     Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, without notice to the Borrower (any such notice being hereby expressly waived by the Borrower), to set off and apply any and all credit balances and deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all obligations and liabilities of the Borrower to the Bank now or hereafter existing, regardless of whether the Bank shall have made any demand and even though such obligations and liabilities may be unmatured. The Bank agrees promptly to notify the Borrower after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application.

     SECTION 9.  GOVERNING LAW

     This Agreement and the Note shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 10.  MISCELLANEOUS

     (a) No Waiver; Remedies Cumulative. No failure on the part of the Bank to exercise, and no delay in exercising, any right, power or privilege under this Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege under this Agreement preclude any other or further exercise of any right, power or privilege. The remedies provided herein are cumulative and not exclusive of any other remedies provided by law.

     (b) Payment of Expenses. The Borrower shall reimburse the Bank upon demand for the Bank's expenses of collection, including legal fees and disbursements of counsel, in case of default in the payment when due of the principal of or interest on the Loan.

     (c) Benefit of Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or transfer its rights hereunder.

     (d) Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior communications, understandings and agreements relating thereto, including, but not limited to, the Existing Loan Agreements, except as otherwise herein provided.

     (e) Amendment. This Agreement may not be modified or amended in any way except by agreement in writing between the Bank and the Borrower.

     (f) Consent to Jurisdiction. THE BORROWER AGREES THAT ANY LEGAL ACTION OR PROCEEDINGS AGAINST THE BORROWER WITH RESPECT TO THE LOAN OR THE NOTE MAY BE BROUGHT IN THE SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK OR THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK.
THE BORROWER AGREES THAT PROCESS IN ANY LEGAL ACTION OR PROCEEDINGS WITH RESPECT TO THE LOAN OR THE NOTE, MAY BE SERVED ON THE BORROWER WITHIN OR OUTSIDE SUCH COURTS TERRITORIAL JURISDICTION BY REGISTERED OR CERTIFIED MAIL OR BY PERSONAL SERVICE AT THE BORROWER'S ADDRESS SET FORTH HEREIN. THE BORROWER FURTHER WAIVES ANY OBJECTIONS TO THE VENUE AND CONVENIENCE OF THE FORUM WITH RESPECT TO ANY SUCH ACTION REFERRED TO IN THIS PARAGRAPH WHICH IS BROUGHT BEFORE A COURT SITTING IN NEW YORK.

     (g) Notices. Any notices required to be furnished hereunder shall be mailed, telegraphed, sent by telex with answer back or delivered to the address set forth on the signature page hereof. All notices shall be effective upon actual receipt by the addressee, except for telexes which shall be effective upon receipt of answer back by the sender.

     (h) Counterparts. This Agreement may be signed in two counterparts, each of which when so executed by all the parties hereto shall be deemed an original. IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their respective officers thereunto duly authorized.

ZONIC CORPORATION                 THE ASHIKAGA BANK, LTD.
50 West Technecenter Drive        New York Branch
Milford, Ohio 45150-9777          One World Trade Center
Attention:  Mr. James B. Webb     New York, New York 10048
                                  Attention:  Mr. H. Soeta
Facsimile: (513) 248-1589
                                  Facsimile: (212) 432-5400
By: / s / James Webb              By: / s / Shoichi Mori
    Name:  James Webb             Name:  Shoichi Mori
    Title: President              Title: General Manager























                               EXHIBIT xxviii
                              PROMISSORY NOTEUS
$600,000.00                                                    March 11, 1997

     Zonic Corporation ("Borrower") promises to pay to the order of the Nippon Credit Bank, Ltd., New York Branch ("Bank") at its office at 245 Park Avenue, New York, New York 10167, or at such other place as Bank may designate in writing, in lawful money of the United States of America, the principal sum of six hundred thousand Dollars ($600,000.00), or so much thereof as may be advanced (at the sole and absolute discretion of Bank) and outstanding as is reflected on the schedule attached hereto, with interest on each advance under this Note from the date it is disbursed until maturity, whether scheduled or accelerated. Interest on each advance hereunder shall, until its stated maturity, accrue at the interest rate equal to 1.50% over the Applicable Interest Rate. "Applicable Interest Rate" shall mean a rate per annum, fixed for a period equal to the period during which such advance is outstanding (the "Advance Period"), at the interest rate either LIBOR interest rate determined by Bank (NCB's LIBOR Rate") on the first day of the Advance Period or Federal Funds Rate determined by Bank ("NCB's Federal Funds Rate") on the first day of the Advance Period at Borrower's option; provided however that Bank and Borrower may agree to use NCB's LIBOR Rate or NCB's Federal Funds Rate of the date which is one or two days prior to the first date of such Advance Period.

     Bank shall have no obligation to lend any amount hereunder, under any circumstances, to Borrower, except if Bank shall determine, in its sole and absolute discretion, to advance any sum.

     During the term of this Note, Borrower may borrow, repay and re-borrow as Borrower may elect, subject to all limitations, terms and conditions contained herein and in any other agreements or documents executed in connection with this Note; provided, however, that the outstanding principal balance of this Note shall at no time exceed the maximum principal amount stated above. Further, if Borrower should repay any advance prior to its stated maturity, Borrower shall reimburse Bank for all costs incurred by Bank (as determined by Bank) as a result of the timing of such prepayment, including but not limited to, any funding losses. No advance hereunder shall have a term longer than six months.

     Principal and interest on each advance shall be due and payable on the last day of the relevant advance period and, in the case of an advance with the period of more than three months' duration payable on the day that interest would have been payable had successive advance period of three-month duration. No advances shall, under any circumstances, be made after August 29, 1997. In any case, all advances and interest thereon shall be due and payable on September 30, 1997. The principal of and interest on each advance shall be evidenced by entries on the schedule attached hereto for such purpose. Each payment on and any other credits with respect to the principal of and interest on each advance shall be evidenced by entries on such schedule. Such schedule shall be conclusive evidence thereof.

     Each advance shall be made to one of Borrower's accounts, as Borrower shall direct Bank in writing.







     Advances may be requested in writing, by telephone, telex or otherwise on behalf of Borrower. Borrower recognizes and agrees that Bank cannot effectively determine whether a specific request purportedly made by or on behalf of Borrower is actually authorized or authentic. As it is in Borrower's best interest that Bank advance funds in response to these forms of request, Borrower assumes all risks regarding the validity, authenticity and due authorization of any request purporting to be made by or on behalf of Borrower. Borrower promises to repay any sums, which interest, that are advanced by Bank pursuant to any request, which Bank in good faith believes to be authorized, or when the proceeds of any advance are deposited to the account of Borrower with Bank, regardless of whether any individual or entity ("Person") other than Borrower may have authority to draw against such account.

     The obligation of Bank to make any advance to Borrower the proceeds of which are, at Borrower's request, to be wire transferred to Borrower or any other Person, shall be subject to all applicable laws and regulations, and the policy of the Board of Governors of the Federal Reserve System on Reduction of Payments System Risk in effect from time to time ("Applicable Law and Policy"). Borrower acknowledges that, as a result of Applicable Law and Policy, the transmission of the proceeds of any advance which Borrower has requested to be wire-transferred may be significantly delayed.

     The unpaid principal balance and all payments of interest on this Note shall bear interest from their respective maturities, whether scheduled or accelerated, at a fluctuating rate per annum at all times equal to the Prime Rate plus 2%, until paid in full, whether before or after judgment. The "Prime Rate" is the fluctuating rate per annum at all times equal to the rate Bank from time to time establishes as its prime rate, the Prime Rate to change as and when such prime rate is changed by Bank. The Prime Rate is a rate set by Bank based upon various factors including general economic and market conditions, and is used as a reference point for pricing certain loans, it being understood and agreed that Bank may price its loans at, above, or below the Prime Rate.

     Interest and fees shall be calculated for actual days elapsed on the basis of a 360-day year. In no event shall Borrower be obligated to pay interest at a rate in excess of the highest rate permitted by applicable law from time to time in effect.

     The occurrence of any of the following shall, at Bank's option, (1) make all sums of interest, principal and any other amounts owing under any Loan Documents immediately due and payable without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor or any other notices or demands; and (2) give Bank the right to exercise any other right or remedy provided by contract or applicable law;

          (a) Borrower shall fail to make any payment of principal or interest when due under this Note or to pay any fees or other charges when due. Or Borrower or any other Person shall fail to provide Bank with, or to perform any obligation under this Note or any contract, instrument, addendum or document executed in connection with this Note, including without limitation any guaranty (including this Note, each a "Loan Document").






          (b) Any representation or warranty made, or financial statement, certificate or other document provided, by Borrower or any guarantor ("Guarantor") of the obligations evidenced by this Note ("Obligations") shall prove to have been false or misleading.

          (c) Borrower or Guarantor shall file any petition or action for relief under any bankruptcy, insolvency, reorganization, moratorium, creditor composition law, or any other law for the relief of or relating to debtors; an involuntary petition shall be failed under any bankruptcy law against Borrower or any Guarantor, or a custodian, receiver, trustee, assignee for the benefit or creditors, or other similar official, shall be appointed to take possession, custody or control of the properties of Borrower or any Guarantor, or the death, incapacity, dissolution or termination of the business of Borrower or any Guarantor.

          (d) Borrower or Guarantor shall fail to make any payment in respect of any material indebtedness (other than that evidenced hereby or arising hereunder) when due or any event or condition shall occur which results in the acceleration of the maturity of any such indebtedness or enables (or, with the giving of notice or lapse of time or both, would enable) the holder of such indebtedness or any Person acting on such holder's behalf to accelerate the maturity thereof; or any guaranty of the Obligations shall cease to be in full force and effect for any reason whatsoever.

          (e) Any governmental or regulatory authority shall take any material action, any defined benefit pension plan maintained by Borrower or any Guarantor shall have any unfunded liabilities; any of which, in the reasonable judgment of Bank, might have a material adverse effect on the financial condition or business of Borrower of any Guarantor.

          (f) Any sale, transfer or other disposition of all or a substantial or material part of the assets of Borrower or any Guarantor, including without limitation to any trust or similar entity, shall occur.

          (g) Any Person shall fail to perform its obligations under the terms of any promissory note, contract or other obligation that is held by Bank as Collateral for the Obligations.

          (h) Any material judgment(s) shall be entered against Borrower or any Guarantor, or any involuntary lien(s) of any kind or character shall attach to any assets or property of Borrower or any Guarantor, any of which, in the reasonable judgment of Bank, might have a material adverse effect on the financial condition or business of Borrower of any Guarantor.

          (i) Without Bank's prior written consent: if Borrower is a corporation, Borrower's shareholders of record as of the date of this Note shall cease to own a majority of the voting interest in Borrower; or any change shall occur in the executive management or managing partner(s) of Borrower; or any change shall occur in the corporate or legal structure of Borrower.

          (j) Borrower shall fail to perform any of its duties or obligations under any Loan Document not specifically referenced herein below.






     No failure or delay on the part of Bank in exercising any power, right or privilege under any Loan Document shall operate as a waiver thereof, and no single or partial exercise of any such power, right or privilege shall preclude any further exercise thereof or the exercise of any bother power, right or privilege.
Borrower shall reimburse Bank for all costs and expenses, including without limitation reasonable attorneys' fees, expended or incurred by Bank in any arbitration, judicial reference, legal action or otherwise in connection with
(a) the enforcement of the Loan Documents, including without limitation during any workout, attempted workout, and/or in connection with the rendering of legal advise as to Bank's rights, remedies and obligations under the Loan Documents; (b) collecting any sum which becomes due Bank under any Loan Document; (c) any proceeding for declaratory relief, any counter claim to any proceeding, or any appeal; or (d) the protection, preservation or enforcement of any rights or remedies of Bank.

     Borrower, endorser and Guarantor of this Note hereby waive diligence, presentment for payment, demand, notice of non-payment and dishonor, protest and notice of protest and (to the full extend permitted by law) the right to plead any statute of limitations as a defense to any demand hereunder or in connection with any security herefore, waive trail by jury in any action or proceeding arising on, out of, under or by reason of this Note; and consent to any renewals and extensions before or after the maturity hereof and partial payments of this Note or the indebtedness for which it is given without notice to them and consent that no such renewals, extensions or partial payment shall discharge any party hereto from liability hereto in whole or in part.

     Borrower hereby irrevocably submits to the non-exclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York State Court sitting in New York City for purposes of all legal proceedings arising out of or relating to this Note. Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

     This Note shall be governed by, and construed in accordance with, the laws of the State of New York.

                                   Zonic Corporation
                                   By:  / s / James B. Webb
                                   Names:  James B. Webb
                                   Title:  President & Treasurer
















