Form 10-Q
period 1997-06-30
ZONIC CORP
filed 1997-08-19
CIK 320515

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  June 30, 1997      Commission File Number 0-12283


                            ZONIC CORPORATION
          (Exact name of Registrant as specified in its charter)



           Ohio                                        31-0791199
           ----                                        ----------
 (State of Incorporation)                           (I.R.S. Employer
                                                 Identification Number)

50 West Technecenter Drive, Milford, Ohio                45150-9777
-----------------------------------------                ----------
(address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (513) 248-1911
                                                     --------------


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



                                   3,044,136
                                   ---------



Part I    Financial Information
Item 1.   Financial Statements

                         Statement of Operations
                For The Three Month Periods Ended June 30,
                                (unaudited)

                                                  1997             1996
                                                  ----             ----

Product and service revenues                 $  341,761      $  745,012

Cost of products and services sold              142,154         346,728
Selling and administrative expenses             343,247         308,804
Research and development expenses and
  software construction and product
  enhancement amortization                       33,000         196,644
                                               --------        --------
Total Operating Expenses                        518,401         852,176

Operating loss                                 (176,640)       (107,164)

Interest expense, net                           (42,797)       (101,745)
Foreign currency gains (losses)                    (583)         16,685
                                               --------        --------
Loss before taxes                              (220,020)       (192,224)

Provision for income taxes                            -               -
                                              ---------       ---------
Net loss                                     $ (220,020)     $ (192,224)
                                              =========       =========

Net loss per share                           $    (0.07)     $    (0.06)
                                               ========        ========
Weighted average shares outstanding           3,044,136       3,044,136


The accompanying notes are an integral part of these financial statements.



Item 1 - Financial Statements (continued)

                                Balance Sheets
                     As of June 30, 1997 & March 31, 1997

                                             (unaudited)
                                               June 30        March 31
ASSETS                                            1997            1997
                                               -------        --------
Current Assets
   Cash                                     $    8,164     $   259,494
   Receivables
      Trade                                     89,458         266,538
      Related parties                           57,418          38,873
      Unbilled contracts                        14,986          14,986
                                               -------         -------
    Total receivables                          161,862         320,397
    Notes receivable, shareholder                    -       1,470,000
    Inventories
       Finished products                       200,312         278,412
       Work in process                         186,947          68,582
       Raw material                             74,023          72,872
                                               -------         -------
    Total inventories                          461,282         419,866
    Prepaid expenses                            50,089           4,238
                                               -------       ---------
       Total Current Assets                    681,397       2,473,995

Property and Equipment-at Cost
    Furniture and office equipment             432,471         430,297
    Machinery and plant equipment              783,137         783,137
    Software construction and
          product enhancement                4,828,104       4,802,522
                                             ---------       ---------
                                             6,043,712       6,015,956
    Less accumulated depreciation
          and amortization                   5,841,287       5,802,467
                                             ---------       ---------
                                               202,425         213,489

          Total Assets                      $  883,822     $ 2,687,484
                                              ========       =========

The accompanying notes are an integral part of these financial statements.



                                BALANCE SHEETS
                      As of June 30, 1997  & March 31, 1997

                                                 (unaudited)
                                                   June 30       March 31
LIABILITIES                                           1997           1997
                                                   -------       --------
Current Liabilities
   Short term notes payable and current
      maturities of long-term debt             $ 1,407,248    $ 2,841,176
   Accounts payable - trade                        761,144        718,775
   Accounts payable - related parties                    0          3,738
   Deferred Income                                 294,822        353,572
   Accrued liabilities
      Salaries and wages                           133,349        126,007
      Property and payroll taxes                    80,078         78,196
      Interest                                      64,672         76,536
      Commissions                                   96,263        108,363
      Provision for closing of affiliated company   49,287         84,150
      Other                                         44,242         42,337
                                                  --------       --------
         Total Accrued Liabilities                 467,891        515,589
                                                 ---------      ---------
         Total Current Liabilities               2,931,105      4,432,850


Long-Term Obligations, Less Current Maturities     920,688        987,425

Deferred Rent                                      215,910        231,070


SHAREHOLDERS' EQUITY (DEFICIT)
   Common shares                                    61,674         61,674
   Additional paid-in capital                    5,727,881      5,727,881
                                                 ---------      ---------
                                                 5,789,555      5,789,555

   Accumulated deficit                          (8,973,436)    (8,753,416)
                                                ----------     ----------
         Total Shareholders' Deficit            (3,183,881)    (2,963,861)
                                                ----------     ----------

         Total Liabilities &
              Shareholders' Deficit              $ 883,822    $ 2,687,484
                                                 =========    ===========


The accompanying notes are an integral part of these financial statements.


                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   For The Three Months Ended June 30, 1997
                                    (unaudited)

                                      Additional
                           Common      Paid-In    Accumulated
                           Shares      Capital       Deficit       Total

Balance, March 31, 1997   $ 61,674   $5,727,881   $(8,753,416)  $(2,963,861)

Net loss for period                                  (220,020)     (220,020)
                          --------   ----------   -----------    ----------

Balance, June 30, 1997    $ 61,674   $5,727,881   $(8,973,436)  $(3,183,881)
                          ========   ==========   ===========   ===========


The accompanying notes are an integral part of these financial statements.


                           STATEMENTS OF CASH FLOWS
                For The Three Month Periods Ended June 30,
                                 (unaudited)

                                                    1997          1996
                                                    ----          ----
Cash used in operations
   Net loss for period                        $ (220,020)   $ (192,224)
   Adjustments to reconcile net loss
         to cash from operations:
      Depreciation and amortization                5,820        10,525
      Amortization of software construction
          and product enhancements                33,000       196,643
      Amortization of note receivable
          from shareholder                       (30,000)            0
      Provision for obsolete inventory             9,000         9,000
      Amortization of deferred income            (51,447)      (74,909)
      Foreign currency loss and other                583       (16,685)
   Increase (decrease) in cash  due to changes in
      Accounts receivable                        144,096       522,752
      Inventories                                (50,416)     (186,717)
      Prepaid expenses                           (45,851)      (41,057)
      Accounts payable                            52,486        (7,278)
      Accrued liabilities                        (47,698)       (9,982)
      Accrued rent                               (15,159)      (15,408)
      Deferred income                             (7,303)     (304,563)
                                                --------      --------
         Net cash used in operations            (222,909)     (109,903)

Cash used in investment activities
      Purchase of fixed assets                    (2,174)            0
      Increase in software construction
         and product enhancements                (25,582)     (102,421)
                                                 -------      --------
         Net cash used in investment activities  (27,756)     (102,421)

Cash provided by (used in) financing activities:
      Additions to long-term obligations               0       200,000
      Payments on long-term obligations             (665)       (3,735)
                                                   -----       -------
         Net cash provided by (used in)
            financing activities                    (665)      196,265

Decrease in cash                                (251,330)      (16,059)
Cash - beginning of period                       259,494        28,951
                                                --------       -------
Cash - end of period                               8,164        12,892
                                                ========       =======
Interest paid during period,
   net of capitalization                      $   84,211    $   78,171
                                                ========      ========


The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
         (continued)

Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at June 30, 1997 and the results of operations and cash flows for the three month period ended June 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1997. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.


2.   Affiliate Company

The Company along with A&D Company Ltd. (A&D) formed Zonic A&D Company in October, 1988 with each owning 50% to market its products. During 1997, the Company and A&D agreed to dissolve Zonic A&D Company to simplify operations and reduce operating costs. All daily operations were merged with the Company on April 1, 1997. The dissolution which includes the distribution of assets and liabilities will occur during 1998. The Company recorded an expense of $385,000 during 1997 for the losses it expected to incur as a result of the dissolution. Revenue from sales to Zonic A&D Company by the Company for the three month period ended June 30, 1996 was $298,787. Zonic A&D Company experienced a loss of $17,000 for the three months ended June 30, 1996.

The Company accounted for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate was limited to the investment in Zonic A&D Company, including the amounts the Company has committed to fund the operations. The prior period loss was not recorded as Zonic A&D Company incurred substantial losses prior to 1994 and losses were recorded in those years to the extent the Company was at risk to fund these losses.


3.  Earnings Per Share

The Company is required to implement Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which was issued on February 1997, in the third quarter of fiscal 1998. The effect of implementing this new accounting standard on reported earnings per share is not expected to be material.


4.  New Standards

In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Zonic will be required to adopt these standards in 1998. Adoption of these standards will not impact the reported results of operation or financial position of Zonic, but may require additional disclosures.

Item 2 - Management's Discussion and Analysis

Results of Operations

Product and Services Revenue decreased by $403,251, or 54% for the three months ended June 30, 1997, when compared to the prior year period.
Sales decreased across all product lines with significant decreases occurring in the Machinery Monitoring System (MMS) and 7000 Series product lines. The prior year included revenue from work completed on a large MMS order received in fiscal year 1996. Revenue from this project was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and was completed in December 1996. The decrease in 7000 Series revenue is attributable to the slow down in orders resulting from the Company's sale of its Zeta technology and software to A&D and its focus on manufacturing applications of Company products primarily in the areas of machine condition monitoring and production process monitoring.

Revenue from the Medallion product line was $195,000 for the current period. There was no revenue from Medallion products during the prior year period.

Order backlog amounted to $226,000 at June 30, 1997 compared with $1,315,000 at June 30, 1996. This decrease was due primarily to the large MMS order received last year and a decline in 7000 Series orders.

Costs of products and services sold were 42% of products and services revenues for the three months ended June 30, 1997 versus 47% for the prior year. The decrease in costs was due mainly to higher profit margins on the sale of Medallion products and lower warranty and repair costs.

Selling and administrative expenses increased $34,443 or 11% during the current period versus the same prior year period. This increase was due to higher advertising and sales promotion costs for the Medallion product line. Selling and administrative expenses were 100% versus 41% of total revenue for the current and prior year periods, respectively, as the result of substantially lower sales and higher advertising and sales promotion costs.

Research and development expenses and software construction amortization was $33,000 for the current period versus $196,644 for the prior period. This decrease was due to less amortization expense as a result of the sale of the Company's Zeta technology and software and writedown of software construction and product enhancement costs in December, 1996. This reduction has been partially offset by an increase in amortization expense related to Medallion products. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended June 30, 1997 was $42,797 versus $101,745 for the same period ended June 30, 1996. This decrease was due primarily to reduced borrowing levels during the current year resulting from the use of proceeds from the sale of Zeta Technology and software in fiscal 1997, versus the levels of borrowing during the same period of the prior year.

Foreign currency loss was $583 for the three months ended June 30, 1997 compared to a gain of $16,685 for the same period of the prior year. The current year loss is due to the decrease in value of the dollar against the Japanese yen.


LIQUIDITY & CAPITAL RESOURCES

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at June 30, 1997 and March 31, 1997 were $128,946 and $136,364, respectively. Cash outlays for software construction and product enhancement projects were $25,582 for the three months ended June 30, 1997 compared to $102,421 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,958,855 at March 31, 1997 to a negative $2,249,708 at June 30, 1997 resulting in a decrease in the current ratio from .56 to .23. The decline was due to significant reductions in cash and accounts receivable.

The Company's cash flows from operations amounted to a negative $222,909 for the three months ended June 30, 1997. Investments in software construction and product enhancement activities used cash of $25,582.

During the current year period, A&D paid a note receivable of $1,500,000, which payment was made directly to a bank to retire a Company bank loan guaranteed by A&D. This transaction is considered a non-cash transaction on the Statement of Cash Flows.

The Company continues to experience serious cash flow problems. A $600,000 short-term note payable to a bank which is guaranteed by A&D is due on September 15, 1997. The Company is actively seeking a source of funds to make payment on this note, but to date none has been found. The Company is also seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, to make payments on its other debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.


PART II - Other Information

Item 5:  Other Information

On August 4, 1997, the Company received a Notice of Default for non-payment of rent. On August 15, 1997, the Company reached an agreement with the Landlord to terminate the existing lease and satisfy all outstanding rental obligations with a payment of $100,000 and by signing a new lease for less space in the same building. The new lease agreement commences September 1, 1997 for a period of two years with monthly payments of $4,604 versus the current payment of $16,112. The impact of this transaction is not reflected in these financial statements.

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see Statements of Operations

Reports on Form 8-K  - None



                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By: --------------------------------------------
    James B. Webb
    President and Chief Executive Officer



By: --------------------------------------------
    John H. Reifschneider
    Controller



Dated:  August 19, 1997