Form 10-Q
period 1997-09-30
ZONIC CORP
filed 1997-11-13
CIK 320515

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997       Commission File
Number 0-12283


                                 ZONIC CORPORATION
                 (Exact name of Registrant as specified in its charter)


               Ohio                              31-0791199
     ------------------------     ---------------------------------------
     (State of Incorporation)     (I.R.S. Employer Identification Number)



     50 West Technecenter Drive, Milford, Ohio            45150
     -----------------------------------------          ---------
     (address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (513) 248-1911


Not Applicable
--------------
(Former name, address or fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  _____X_____         No _____

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                   3,044,136
                                   ---------




Part I - Financial Information
Item 1 - Financial Statements

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                             Three Months Ended            Six Months Ended

                               9/30/97     9/30/96     9/30/97     9/30/96
                               =======     =======     =======     =======
Products and services
  revenues                   $ 479,033  $1,445,262  $  820,795  $ 2,190,274

Cost of products and
  services sold                172,592     591,964     314,746      938,692
Selling and administrative
  expenses                     308,893     416,697     582,595      725,267
Research and development
  expenses and software
  construction and product
  enhancement amortization      96,210     205,647     198,757      402,291
                              --------  ----------   ---------   ----------
                               577,695   1,214,308   1,096,098    2,066,250

Operating profits (loss)       (98,662)    230,954    (275,303)     124,024

Interest expense, net          (48,524)   (129,188)    (91,320)    (230,933)
Foreign currency gain (loss)         -      21,776        (583)      38,461
                              ---------   --------   ----------   ----------
Income (loss) before taxes    (147,186)    123,542    (367,206)     (68,448)

Provision for income taxes           -           -           -            -
                              ---------   --------   ----------   ----------
Net income (loss)            $(147,186)   $123,542   $(367,206)   $ (68,448)
                             ==========   ========   ==========   =========
Net income (loss) per share      (0.05)       0.04       (0.12)       (0.02)
                             ==========   ========   ==========   =========
Weighted average
  shares outstanding        $3,044,136  $3,044,136  $3,044,136   $3,044,136


The accompanying notes are an integral part of these financial statements.


                                         BALANCE SHEETS
                                   As of September 30, 1997 & March 31, 1997

                                                    (unaudited)
                                                      Sept. 30     March 31
ASSETS                                                    1997         1997
                                                   ===========  ===========
Current Assets
  Cash                                             $    29,849  $   259,494
  Receivables
    Trade                                               36,032      266,538
    Related parties                                     57,418       38,873
    Unbilled contracts                                  14,986       14,986
                                                   -----------  -----------
  Total receivables                                    108,436      320,397
  Notes Receivable, shareholder                                   1,470,000
  Inventories
    Finished products                                  305,567      278,412
    Work in process                                     52,451       68,582
    Raw material                                        80,722       72,872
                                                   -----------  -----------
  Total inventories                                    438,740      419,866
  Prepaid expenses                                      27,267        4,238
                                                   -----------  -----------
    Total Current Assets                               604,292    2,473,995

Property and Equipment-at Cost
  Furniture and office equipment                       432,121      430,297
  Machinery and plant equipment                        787,538      783,137
  Software construction and product enhancement      4,844,725    4,802,522
                                                   -----------  -----------
                                                     6,064,384    6,015,956
  Less accumulated depreciation and amortization     5,883,342    5,802,467
                                                   -----------  -----------
                                                       181,042      213,489
                                                   -----------  -----------
         Total Assets                              $   785,334  $ 2,687,484
                                                   ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                         BALANCE SHEETS
                                   As of September 30, 1997 & March 31, 1997

                                                    (unaudited)
LIABILITIES                                           Sept. 30     March 31
                                                          1997         1997
                                                   ===========  ===========
Current Liabilities
  Short-term notes payable and current maturities
       of long-term debt                           $ 1,510,822  $ 2,841,176
  Accounts payable - trade                             785,064      718,775
  Accounts payable - related parties                     7,876        3,738
  Deferred income                                      285,161      353,572
  Accrued liabilities
    Salaries and wages                                 134,319      126,007
    Commissions                                        121,547      108,363
    Property and payroll taxes                          82,391       78,196
    Interest                                            48,110       76,536
    Provision for closing of affiliated company         52,808       84,150
    Other                                               40,669       42,337
                                                   -----------  -----------
      Total Accrued Liabilities                        479,844      515,589
                                                   -----------  -----------
      Total Current Liabilities                      3,068,767    4,432,850

Long-Term Obligations, Less Current Maturities         887,601      987,425

Deferred rent                                          160,033      231,070

SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares                                         61,674       61,674
  Additional paid-in capital                         5,727,881    5,727,881
                                                   -----------  -----------
                                                     5,789,555    5,789,555

  Accumulated deficit                               (9,120,622)  (8,753,416)
                                                   -----------  -----------
       Total Shareholders' Deficit                  (3,331,067)  (2,963,861)
                                                   -----------  -----------
       Total Liabilities and Shareholders' Deficit $   785,334  $ 2,687,484
                                                   ===========  ===========


The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
     (continued)

                    STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    For the six months ended September 30, 1997
                                      (unaudited)

                                        Additional
                              Common   Contributed  Accumulated
                              Shares     Capital     Deficit        Total
                              ======  ==========  =============  ===========

Balance, March 31, 1997      $61,674  $5,727,881  $(8,753,416)  $(2,963,861)

Net loss for period                -           -     (367,206)     (367,206)
                             -------  ----------  ------------  ------------

Balance, September 30, 1997  $61,674  $5,727,881  $(9,120,622)  $(3,331,067)
                             =======  ==========  ============  ============


The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements
     (continued)
                                              STATEMENTS OF CASH FLOWS
                                      For the six months ended September 30,

                                                        (unaudited)
                                                           1997        1996
                                                      ===========  =========
Cash used by operations
  Net loss for period                                $ (367,206)  $ (68,448)
  Adjustments to reconcile net loss
               to cash from operations
    Depreciation and amortization                        10,875      21,338
    Amortization of software construction
               and product enhancements                  70,000     402,291
    Amortization of note receivable from shareholder    (30,000)          -
    Provision for obsolete inventory                     18,000      18,000
    Amortization of deferred income                     (90,694)   (148,751)
    Foreign currency loss (gain) and other                  583     (38,490)

  Increase (decrease) in cash  due to changes in
    Accounts receivable                                 197,524     275,680
    Inventories                                         (36,873)   (156,001)
    Prepaid expenses                                    (23,029)    (24,668)
    Accounts payable                                     84,280      32,687
    Accrued liabilities                                 (35,745)     51,120
    Deferred rent                                       (71,037)    (30,650)
    Deferred income                                      22,283    (454,026)
                                                       ---------   ---------
      Net cash used by operations                      (251,039)   (119,918)

Cash used in investment activities
    Purchase of equipment                                (6,225)    (16,766)
    Increase in software construction and
               product enhancements                     (42,203)   (148,498)
                                                       ---------   ---------
      Net cash used in investment activities            (48,428)   (165,264)

Cash provided by financing activities
    Additions to debt obligations                        75,000     350,000
    Payments on debt obligations                         (5,178)     (6,316)
                                                       ---------   ---------
      Net cash provided by financing activities          69,822     343,684

Increase (decrease) in cash                            (229,645)     58,502
Cash - beginning of period                              259,494      28,951
                                                     -----------  ---------
Cash - end of period                                 $   29,849   $  87,453
                                                     ==========   =========

Interest paid during period, net of capitalization   $   59,382   $ 168,618
                                                     ==========   =========


The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
         (continued)

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the "Company") financial position at September 30, 1997 and the results of operations for the three and six month periods ended September 30, 1997 and 1996 and its cash flows for the six-month periods ended September 30, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1997. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

Expenses totaling $69,547 related to research and product development which were reported as selling and administrative expenses have been reclassified as research and development expenses for the three month period ended June 30, 1997. This reclassification has no effect on the statement of operations for the three month period ended September 30, 1997, but the effect is included on the statement of operations for the six month period ended September 30, 1997. No prior year reclassifications were necessary to conform to current year presentations. This reclassification had no effect on operating profits or net income for any period.


2. Affiliate Company

The Company along with A&D Company Ltd. (A&D) has formed Zonic A&D Company with each owning 50% to market its products. During 1997, the Company and A&D agreed to dissolve Zonic A&D Company to simplify operations and reduce operating costs. All daily operations were merged with the Company on April 1, 1997. The dissolution which includes the distribution of assets and liabilities will occur during 1998. The Company recorded an expense of $385,000 during 1997 for the losses it expected to incur as a result of the dissolution. Revenue from sales to Zonic A&D Company by the Company for the three month periods ended September 30, 1996 was $770,501. Similar sales for the six month periods then ended were $1,069,288. Zonic A&D Company recorded a profit of $26,081 for the three months ended September 30, 1996 and a profit of $8,611 for the six month period then ended.

The Company accounted for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in Zonic A&D Company, including the amounts the Company has committed to fund the operations. The prior period profits were not recorded as Zonic A&D Company incurred substantial losses prior to 1994 and losses were recorded in those years to the extent the Company was at risk to fund these losses.



3.  Earnings Per Share

The Company is required to implement Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which was issued on February 1997, in the third quarter of fiscal 1998. The effect of implementing this new accounting standard on reported earnings is not expected to be material.


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


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's limitation, the impact of competitive products and pricing, product demand and market acceptance, and fluctuations in operating results. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

Results of Operations
---------------------

Product and Services Revenue decreased by $966,229 or 67% for the three months ended September 30, 1997, when compared to the same period of the prior year. For the six months ended September 30, 1997, revenue decreased by $1,369,479, or 63% when compared to the same prior year period. Sales decreased across all product lines with significant declines in the Company's 7000 Series and Machinery Monitoring System (MMS) products lines. The prior year included revenue from work completed on a large MMS order received in fiscal year 1996. Revenue from this project was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and was completed in December, 1996. The decrease in 7000 Series revenue was attributable to significantly less orders resulting from the Company's sale of its Zeta technology and software to A&D and its focus on manufacturing applications of Company products primarily in the areas of machine condition monitoring and product process monitoring.

Revenue from the Medallion product line increased $246,282 and $334,052, respectively, for the three and six months ended September 30, 1997 when compared to the same periods of the prior year.

Order backlog amounted to $362,000 at September 30, 1997 compared with $711,000 at September 30, 1996. This decrease was due mainly to the large MMS order received last year and the decline in 7000 Series orders.


Costs of products and services sold were 36% and 38% respectively of products and services revenues for the three and six months ended September 30, 1997 versus 41% and 43% respectively for the prior year. The decrease in costs is the result of higher profit margins on the sale of Medallion products.


Selling and administrative expenses decreased by 26% and 20%
respectively for the three and six month periods ended September 30, 1997 versus the same periods for the prior year. The decline was due mainly to lower administrative salaries and the continuing reduction of facilities costs. However, selling and administrative expenses were 64% and 71%, respectively, of products and services revenues for the current three and six month periods versus 29% and 33%, respectively, for the same periods of the prior year. The increased percentage was due mainly to substantially lower revenues and higher advertising and sales promotion costs.


Research and development expenses and software construction and product enhancement amortization was $96,210 and $198,757, respectively, for the three and six months ended September 30, 1997 versus $205,647 and $402,291, respectively, for the same periods of the prior year. This decrease was due to less amortization expense as a result of the sale of the Company's Zeta technology and software and writedown of software construction and product enhancement costs in December, 1996. This reduction has been partially offset by an increase in amortization expense related to Medallion products, and research and development expenses of $59,210 and $128,757 for the three and six months ended September 30, 1997, respectively. There was no research and development expense for the three and six month periods for the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.


Interest expense for the three months ended September 30, 1997 decreased to $48,524 versus $129,188 for the same period of the prior year. For the six months ended September 30, 1997 interest expense decreased to $91,320 from $230,933 for the same period of the prior year. This decrease was due primarily to reduced borrowing levels during the current year resulting from the use of proceeds from the sale of Zeta Technology and software in fiscal 1997, versus the levels of borrowing during the same period of the prior year. (See Liquidity and Capital Resources).


Foreign currency loss was $583 for the six months ended September 30,
1997 versus currency gains of $21,776 and $38,461, respectively, for the three and six month periods of the prior year. There was no foreign currency gain or loss during the current three month period. Currency gain and loss is due to the increase and decrease, respectively, in the value of the dollar against the Japanese yen.
Liquidity & Capital Resources
-----------------------------

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at September 30, 1997 and March 31, 1997 were $108,568 and $136,364 respectively. Cash outlays for software construction and product enhancement projects were $42,203 for the six months ended September 30, 1997 compared to $148,498 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized. Research and development costs are expensed as incurred.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,958,855 at March 31, 1997 to a negative $2,464,475 at September 30, 1997 resulting in a decrease in the current ratio from .56 to .20. The decline was due to significant reductions in cash and accounts receivable.

The Company's cash flows from operations amounted to a negative $251,039 for the six months ended September 30, 1997. Investments in software construction and product enhancement activities used cash of $42,203.

During the current year, A&D paid a note receivable of $1,500,000 to retire a Company bank loan guaranteed by A&D. On September 15, 1997, the Company borrowed $600,000 from a bank to make payment on a $600,000 short-term note payable to another bank. This note requires monthly interest payments computed at the prime rate less 1% with the principal payable in a lump sum on August 31, 1998 and is guaranteed by A&D. Proceeds from this loan and the payment on the note receivable were made directly to the respective banks. These transactions are considered non-cash transactions for the Statement of Cash Flows.

On August 15,1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing of a new lease for less space in the same building. The new lease agreement commenced September 1, 1997 for a period of two years with monthly payments of $4,604 versus $16,112 under the prior lease. As a result of the $100,000 payment, deferred rent was reduced by approximately $39,000 and accounts payable was reduced by $61,000. The remaining balance of deferred rent will be amortized into income over the term of the new lease agreement. The main source of funds for the payment to the landlord was a $75,000 loan from a bank. The remaining funds were from the sale of rights to receive royalty payments to a related party. This loan which matures on August 30, 1999 is secured by the assets of the Company and requires a monthly principal payment of $3,150 and interest computed at the prime rate plus 2%.

The Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company is seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, make payments on its debt obligations, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. Subsequent to September 30, 1997, A&D has made additional loans to the Company totaling $57,382 to pay current maturities of long-term debt. No repayment date for these loans have been set at this time.

Part II - Other Information

None



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:  / s / James B. Webb
   -------------------------------------------
        James B. Webb
        President and Chief Executive Officer



By:   / s / John H. Reifschneider
   -------------------------------------------
         John H. Reifschneider
         Controller


Dated:  November 13, 1997