Form 10-Q
period 1997-12-31
ZONIC CORP
filed 1998-02-17
CIK 320515

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended December 31, 1997
                         Commission File Number 0-12283


                              ZONIC CORPORATION
              (Exact name of Registrant as specified in its charter)


               Ohio                              31-0791199
     ------------------------     ---------------------------------------
     (State of Incorporation)     (I.R.S. Employer Identification Number)



     50 West Technecenter Drive, Milford, Ohio        45150
     ----------------------------------------     ----------
     (address of principal executive offices)     (Zip Code)


    Registrant's telephone number, including area code:  (513) 248-1911


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

     Yes  ____X____     No _____

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                   3,044,136





Part I - Financial Information
Item 1 - Financial Statements

                                          STATEMENT OF OPERATIONS
                                                (unaudited)


                               Three Months Ended       Nine Months Ended

                              12/31/97     12/31/96   12/31/97     12/31/96
                              --------     --------   --------     --------

Products and service
   revenues                  $ 699,308    $950,491  $1,520,103   $3,140,765

Cost of products and
   services sold               282,514     434,943     597,259    1,373,635
Selling and administrative
   expenses                    260,600     320,533     843,197    1,045,801
Research and development
   expenses and software
   construction and product
   enhancement amortization     59,254     618,564     258,011    1,020,855
                              --------   ---------   ---------    ---------
                               602,368   1,374,040   1,698,467    3,440,291

Operating profits (loss)        96,940    (423,549)   (178,364)    (299,526)

Interest expense, net          (50,849)   (116,198)   (142,169)    (347,131)
Foreign currency gain (loss)       612     (11,999)         29       26,462
Gain on sale of asset                    3,020,942                3,020,942
Loss from affiliate                       (385,000)                (385,000)

Income (loss) before taxes      46,703   2,084,196    (320,504)   2,015,747

Provision for income taxes           -           -

                               -------  ----------   ----------  ----------
Net income (loss)              $46,703  $2,084,196   $(320,504)  $2,015,747
                               =======  ==========   ==========  ==========

Basic and diluted earnings
      (loss) per share            0.02        0.68       (0.11)        0.66
                               =======  ==========   ==========  ==========
Weighted average shares
     outstanding             3,044,136   3,044,136   3,044,136    3,044,136

The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
     (continued)

                                                BALANCE SHEETS
                                   As of December 31, 1997 & March 31, 1997
                                                 (unaudited)

                                                      Dec. 31      March 31
ASSETS                                                   1997          1997
Current Assets
     Cash                                         $    33,157    $  259,494
     Receivables
          Trade                                       217,626       266,538
          Related parties                                   -        38,873
          Unbilled contracts                           14,986        14,986
     Total receivables                                232,612       320,397
     Notes Receivable, shareholder                                1,470,000
     Inventories
          Finished products                           215,872       278,412
          Work in process                              56,788        68,582
          Raw material                                 99,333        72,872
     Total inventories                                371,993       419,866
     Prepaid expenses                                  15,784         4,238
          Total Current Assets                        653,546     2,473,995

Property and Equipment-at Cost
   Furniture and office equipment                     451,722       430,297
   Machinery and plant equipment                      594,848       783,137
   Software construction and product enhancement    4,844,725     4,802,522
                                                     ---------     ---------
                                                    5,891,295     6,015,956
   Less accumulated depreciation and amortization   5,756,762     5,802,467

                                                      134,533       213,489

                            Total Assets          $   788,079   $ 2,687,484



                                                      BALANCE SHEETS
                                    As of December 31, 1997 & March 31, 1997

                                                           (unaudited)
LIABILITIES                                           Dec. 31      March 31
                                                         1997          1997
Current Liabilities
   Short-term notes payable and
       current maturities of
       long-term debt                             $ 1,570,268   $ 2,841,176
   Accounts payable - trade                           723,948       718,775
   Accounts payable - related parties                       -         3,738
   Deferred income                                    306,845       353,572
   Accrued liabilities
     Salaries and wages                               138,068       126,007
     Commissions                                      111,261       108,363
     Property and payroll taxes                        90,304        78,196
     Interest                                          76,540        76,536
     Provision for closing of affiliated company       51,035        84,150
     Other                                             40,668        42,337
                                                  -----------   -----------
          Total Accrued Liabilities                   507,876       515,589
                                                  -----------   -----------

          Total Current Liabilities                 3,108,937     4,432,850

Long-Term Obligations, Less Current Maturities        824,348       987,425

Deferred rent                                         139,159       231,070

SHAREHOLDERS' EQUITY (DEFICIT)
     Common shares                                     61,674        61,674
     Additional paid-in capital                     5,727,881     5,727,881
                                                  -----------   -----------
                                                    5,789,555     5,789,555

     Accumulated deficit                           (9,073,920)   (8,753,416)
                                                  -----------   -----------
          Total Shareholders' Deficit              (3,284,365)   (2,963,861)
                                                  -----------   -----------

          Total Liabilities and
          Shareholders' Deficit                   $   788,079   $ 2,687,484
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
     (continued)

                               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              For the nine months ended December 31, 1997
                                        (unaudited)

                                       Additional
                             Common   Contributed   Accumulated
                             Shares     Capital       Deficit       Total
                            --------  -----------  -----------  -----------

Balance, March 31, 1997     $ 61,674  $ 5,727,881  $(8,753,416) $(2,963,861)

Net loss for period               -             -     (320,504)    (320,504)
                            --------  -----------  -----------  -----------

Balance, December 31, 1997  $ 61,674  $ 5,727,881  $(9,073,920) $(3,284,365)
                            ========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


Item 1 - Financial Statements
     (continued)

                                  STATEMENTS OF CASH FLOWS
                          For the nine months ended December 31,
                                        (unaudited)
                                                         1997          1996
Cash used by operations
  Net income (loss) for period                  $    (320,504)   $2,015,747
  Adjustments to reconcile net loss
               to cash from operations
    Gain on sale of assets                             (3,624)   (3,020,942)
    Depreciation and amortization                      15,467        27,010
    Amortization of software construction
               and product enhancements               103,000      1,020,855
    Amortization of note receivable from shareholder  (30,000)             -
        Loss from affiliate                                 -        385,000
        Provision for obsolete inventory               27,000         27,000
        Amortization of deferred income              (131,540)      (220,413)
        Foreign currency gain and other                   (29)       (26,462)

    Increase (decrease) in cash  due to changes in
        Accounts receivable                            55,916        (10,818)
        Inventories                                    20,873        (95,212)
        Prepaid expenses                              (11,546)       (13,690)
        Accounts payable                               33,333          7,625
        Accrued liabilities                            (2,235)        43,078
        Deferred rent                                 (91,911)       (45,975)
        Deferred income                                84,813       (141,268)
                                                    ----------    ----------

            Net cash used by operations              (250,987)       (48,465)

Cash used in investment activities
        Purchase of equipment                          (6,225)       (16,766)
        Proceeds from the sale of fixed assets         13,510              -
        Increase in software construction and
            product enhancements                      (42,203)      (215,804)
                                                    ----------    ----------

            Net cash used in investment activities    (34,918)      (232,570)

Cash provided by financing activities
        Additions to debt obligations                  75,000       405,000
        Payments on debt obligations                  (15,432)       (6,316)
                                                   ----------    ----------

            Net cash provided by financing activities  59,568       398,684

Increase (decrease) in cash                          (226,337)      117,649
Cash - beginning of period                            259,494        28,951
                                                   ----------    ----------

Cash - end of period                               $   33,157    $  146,600
                                                   ==========    ==========

Interest paid during period, net of capitalization $   22,419    $  268,382
                                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the "Company") financial position at December 31, 1997 and the results of operations for the three and nine month periods ended December 31, 1997 and 1996 and its cash flows for the nine-month periods ended December 31, 1997 and 1996. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1997. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.


2. Affiliate Company

The Company along with A&D Company Ltd. (A&D) had formed Zonic A&D Company with each owning 50% to market its products. During 1997, the Company and A&D agreed to dissolve Zonic A&D Company to simplify operations and reduce operating costs. All daily operations were merged with the Company on April 1, 1997. The dissolution which includes the distribution of assets and liabilities will occur during 1998. The Company recorded an expense of $385,000 during fiscal 1997 for the losses it expected to incur as a result of the dissolution. Revenue from sales to Zonic A&D Company by the Company for the three month period ended December 31, 1996 was $609,210. Similar sales for the nine month period then ended were $1,678,498. Zonic A&D Company recorded a profit of $9,501 for the three months ended December 31, 1996 and a profit of $18,112 for the nine month period then ended.

The Company accounted for its portion of the earnings of Zonic A&D Company using the equity method. The Company's recognition of its 50% interest in the net profits and losses of this affiliate is limited to the investment in Zonic A&D Company, including the amounts the Company has committed to fund the operations. The prior period profits were not recorded as Zonic A&D Company incurred substantial losses prior to 1994 and losses were recorded in those years to the extent the Company was at risk to fund those losses.


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

The sales price of $3,618,578 consisted of (i) two notes receivable, one in the amount of $900,000 due on March 31, 1997 and one in the amount of $1,500,000 due on June 30, 1997, the proceeds of which were used to pay down the Company's outstanding bank debt; (ii) a $530,000 reduction of accounts payable owed to A&D by the Company; (iii) a $570,000 reduction of loans A&D extended to the Company under a credit agreement between the parties; and (iv) the elimination of accrued interest totaling $118,578 on loans payable to A&D.


4.  Earnings Per Share

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in the current period. Basic earnings (loss) per share is based on net income (loss) and the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on net income (loss) and the weighted average number of common shares plus all dilutive potential common shares. At December 31, 1997, there were 1,558,000 stock options and 450,000 warrants outstanding for the purchase of common shares. These potential common shares are not included in the diluted earnings per share calculation because they are anti-dilutive.


5.  New Standards

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


6.  Subsequent Event

On January 30, 1998, A&D purchased 12,000 shares of Class A Non-Voting, Redeemable Convertible Preferred Stock of the Company at a price of $100 per share which is convertible on or after January 30, 1999 at the rate of one Class A Preferred Share for 100 shares of common stock. Proceeds of $1,200,000 from this sale were used to repay a bank loan of $1,078,000, and related accrued interest of $26,757 and to settle a portion of the loans payable to A&D of $95,243. In addition, A&D will purchase 6,000 shares of Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock of the Company at a price of $200 per share with an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings ("Class B Preferred Stock"). Proceeds of $1,200,000 from this sale of Class B Preferred Stock will be used to repay the short-term bank loan of $600,000, the balance of loans payable to A&D totaling $538,203 and related accrued interest of $61,797. The purchase of Class B Preferred Stock by A&D is expected to be completed by February 28, 1998. Upon repayment of these loans, the Credit Agreement between the Company and A&D dated December 7, 1992 will be terminated and A&D will release its security interest in the Company's assets.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, the impact of competitive products and pricing, product demand and market acceptance, and fluctuations in operating results. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

Results of Operations

Product and Services Revenue decreased by $251,183 or 26% for the three months ended December 31, 1997, when compared to the same period of the prior year. For the nine months ended December 31, 1997, revenue decreased by $1,620,662 or 52% when compared to the same prior year period. Sales decreased across all product lines with significant declines in the Company's 7000 Series and Machinery Monitoring System (MMS) products lines. The prior year included revenue from work completed on a large MMS order received in fiscal year 1996. Revenue from this project was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and the project was completed in December, 1996. The decrease in 7000 Series revenue was attributable to significantly less orders as the Company focused on the applications of its Medallion products.

Revenue from the Medallion product line increased $254,635 and $593,150, respectively, for the three and nine months ended December 31, 1997 when compared to the same periods of the prior year.

Order backlog amounted to $234,000 at December 31, 1997 compared with $452,000 at December 31, 1996. This decrease was due mainly to the decline in 7000 Series orders.


Costs of products and services sold were 40% and 39% respectively of products and services revenues for the three and nine months ended December 31, 1997 versus 46% and 44% respectively for the prior year. The improved profit margins are the result of higher profit margins on the sale of Medallion products.


Selling and administrative expenses decreased by 19% for the three and nine month periods ended December 31, 1997 versus the same periods for the prior year. The decline was due mainly to lower administrative salaries and the continuing reduction of facilities costs offset by higher advertising and sales promotion costs. However, selling and administrative expenses were 37% and 55%, respectively, of products and services revenues for the current three and nine month periods versus 34% and 33%, respectively, for the same periods of the prior year. The increased percentage was due mainly to lower revenues in the current periods.


Research and development expenses and software construction and product enhancement amortization was $59,254 and $258,011 respectively, for the three and nine months ended December 31, 1997 versus $618,564 and $1,020,855, respectively, for the same periods of the prior year. This decrease was due to less amortization expense as a result of the sale of the Company's Zeta technology and software and accompanying writedown of software construction and product enhancement costs associated therewith in December, 1996. In addition, the prior year periods included a provision of $400,000 for the writedown of software construction and product enhancement costs associated with the decline in MMS revenues.
This reduction has been partially offset by an increase in amortization expense related to Medallion products, and research and development expenses of $26,254 and $155,011 for the three and nine months ended December 31, 1997, respectively. There was no research and development expense for the three and nine month periods for the prior year related to Medallion products. See Software Construction and Product Development under Liquidity and Capital Resources.


Interest expense for the three months ended December 31, 1997 decreased to $50,849 versus $116,198 for the same period of the prior year. For the nine months ended December 31, 1997 interest expense decreased to $142,169 from $347,131 for the same period of the prior year. This decrease was due to the reduction of debt resulting from the sale of the Company's Zeta Technology. (See Liquidity and Capital Resources).


Foreign currency gains were $612 and $29, respectively, for the three and nine months ended December 31, 1997 versus a currency loss of $11,999 and a currency gain of $26,462, respectively, for the three and nine month periods of the prior year. These gains and losses are due to increases and decreases, respectively, in the value of the dollar against the Japanese yen.


Income tax expense of $15,879 for the three months ended December 31, 1997 and $708,626 and $685,354, respectively, for the three and nine months ended December 31, 1996 is offset by net operating loss carryforwards. At March 31, 1997 and 1996, loss carryforwards totaling $6,800,000 and $6,500,000, respectively, were available to offset future income taxes. Also, the Company had tax credits of $650,000 and $667,000 as of March 31, 1997 and 1996, respectively, to offset future income taxes. No benefit from the Company's deferred tax assets has been provided since it is not likely that such assets would be realized at this time.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 1997 and March 31, 1997 were $75,568 and $136,364 respectively. Cash outlays for software construction and product enhancement projects were $42,203 for the nine months ended December 31, 1997 compared to $215,804 for the prior year period. These costs will be amortized over the estimated useful life of each product capitalized. Research and development costs are expensed as incurred.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $1,958,855 at March 31, 1997 to a negative $2,455,391 at December 31, 1997 resulting in a decrease in the current ratio from .56 to .21. The decline was due to significant reductions in cash and receivables.

The Company's cash flows from operations amounted to a negative $250,987 for the nine months ended December 31, 1997. Investments in software construction and product enhancement activities used cash of $42,203. During the current year, A&D paid a note receivable of $1,500,000 to retire a Company bank loan guaranteed by A&D. On September 15, 1997, the Company borrowed $600,000 from a bank to make payment on a $600,000 short-term note payable to another bank. This note requires monthly interest payments computed at the prime rate less 1% with the principal payable in a lump sum on August 31, 1998 and is guaranteed by A&D. Proceeds from this loan and the payment on the note receivable were made directly to the respective banks. These transactions are considered non-cash transactions for the Statement of Cash Flows.

On August 15,1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing of a new lease for less space in the same building. The new lease agreement commenced September 1, 1997 for a period of two years with monthly payments of $4,604 versus $16,112 under the prior lease. As a result of the $100,000 payment, deferred rent was reduced by approximately $39,000 and accounts payable was reduced by $61,000. The remaining balance of deferred rent will be amortized into income over the term of the new lease agreement. The main source of funds for the payment to the landlord was a $75,000 loan from a bank. This loan which matures on August 30, 1999 is secured by the assets of the Company and requires a monthly principal payment of $3,125 and interest computed at the prime rate plus 2%. The remaining funds were from the sale of rights to receive royalty payments to a related party.

On October 31,1997, A&D loaned the Company $28,446. This amount was forwarded directly to a bank from A&D for payment on one of the Company's outstanding notes. No repayment date was specified for this loan. This transaction is considered a non-cash transaction for the Statement of Cash Flow.

Although the Company has substantially reduced its current and long-term debt obligations as the result of its recent sale of preferred stock to A&D (See Note 6 of Notes to Financial Statements), the Company continues to experience serious cash flow problems and has been unable to improve on the aging of its accounts payable and certain accrued liabilities. The Company is seeking additional working capital through additional debt or equity financing from public or private sources to reduce the delinquency of its accounts payable and accrued liabilities, and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

Part II - Other Information

Item 5:  Other Information

Pursuant to the terms of a Subscription Agreement between the Company and A&D, dated January 30, 1998, A&D purchased 12,000 shares of Class A Non-Voting, Redeemable Convertible Preferred Stock of the Company at a price of $100 per share which is convertible on or after January 30, 1999 at the rate of one Class A Preferred Share for 100 shares of common stock. [See Exhibit (3) (iv) Article FOURTH.] Proceeds of $1,200,000 from this sale were used to repay a bank loan of $1,078,000, and related accrued interest of approximately $26,757 and to settle a portion of the loans payable to A&D of $95,243. In addition, A&D will purchase 6,000 shares of Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock of the Company at a price of $200 per share with an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings ("Class B Preferred Stock"). [See Exhibit (3) (iv) Article FOURTH.] Proceeds of $1,200,000 from this sale of Class B Preferred Stock will be used to repay the short-term bank loan of $600,000, the balance of loans payable to A&D totaling approximately $538,203 and related accrued interest of approximately $61,797. In the event of liquidation or dissolution of Zonic, the Class A Preferred Stock is entitled to receive $100.00 per share, and the Class B Preferred Stock $200.00 per share, before holders of common stock receive any amounts. Both classes of Preferred Stock may be redeemed by the Company upon thirty days prior notice -- the Class A shares at $100.00 per share, and the Class B shares at $200.00 per share. The purchase of Class B Preferred Stock by A&D is expected to be completed by February 28, 1998. Upon repayment of these loans, the Credit Agreement between the Company and A&D dated December 7, 1992 will be terminated and A&D will release its security interest in the Company's assets. [See Exhibit (10) (xxx).]

Item 6:  Exhibits and Reports on Form 8-K

        	Exhibit

        	(3) (iv) Amended and Restated Articles of Incorporation of Zonic Corporation

        	(10) (xxx)  Subscription Agreement, dated January 30, 1998, between
Zonic Corporation and A&D Company,	Ltd.

        	(11) Computation of earnings per common share - See Statement of Operations.
        	(27)  Financial Data Schedule

	Reports on Form 8-k - none

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZONIC CORPORATION


By:     /s/  James B. Webb
        ------------------------------------
        President and Chief Executive Officer


By:     /s/ John H. Reifschneider
        ----------------------------------
        Controller


Dated:  February 17, 1998


                         Exhibit (3) (iv)

                       AMENDED AND RESTATED
                     ARTICLES OF INCORPORATION
                                OF
                        ZONIC CORPORATION

FIRST.  The name of said corporation shall be ZONIC CORPORATION.

SECOND. The place in Ohio where its principal office is to be located is Milford, Clermont County.

THIRD. The purposes for which it is formed are: To engage in any lawful act or activity in which corporations may be formed under Section 1701.01 through 1701.98, inclusive, of the Ohio Revised Code and any amendments thereto.

FOURTH. The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is TEN MILLION (10,000,000) shares, of which TWO HUNDRED FIFTY THOUSAND (250,000) shares shall be shares of preferred stock without par value, and NINE MILLION SEVEN HUNDRED FIFTY THOUSAND (9,750,000) shares shall be shares of common stock without par value. The directors of the Corporation may adopt amendments to the Articles of Incorporation in respect of any unissued or treasury shares of common or preferred stock of the Corporation so as to fix or change the express terms of such shares, which may include but are not limited to:
the division of such shares into series and the designation and authorization of the number of shares of each series; voting rights which may be full, limited or denied, except as otherwise required by law; the dividend rate; the dates of payment of dividends and the dates from which they are cumulative; redemption rights and price; liquidation price; sinking fund requirements; conversion rights; and restrictions on the issuance of shares of any class or series.

The 250,000 authorized preferred shares shall be classified as follows:

	(a)	12,000 shares shall be designated as Class A Non-Voting,
Redeemable, Convertible Preferred Stock, no par value, $100.00 per share (Class A Preferred Stock).

	(b)	6,000 shares shall be designated as Class B Non-Convertible,
Redeemable, Non-Voting Preferred Stock, no par value, $200.00 per share (Class B Preferred Stock).

The express terms of the shares of each class are as follows:

Class A Non-Voting, Redeemable Convertible Preferred Stock

The holder(s) of the Class A Preferred Stock shall not be entitled to any voting rights. The holder(s) of the Class A Preferred Stock shall also not be entitled to notice of any meetings of shareholders except meetings called to consider and act upon subjects or questions with respect to which the right to notice or voting rights is conferred by law upon the holder(s) of the shares of Class A Preferred Stock.

The holder(s) of shares of Class A Preferred Stock shall have the right at the holder's option, to convert such shares into shares of common stock of the Corporation on the following terms and conditions:

	(a)	Each share of Class A Preferred Stock shall be convertible at any time on or after January 30, 1999 into fully paid and non assessable shares of common stock of the Corporation as constituted at the time of such conversion, at the Conversion Rate of 100 shares of common stock for each share of Class A Preferred Stock, subject to adjustment as provided herein. The Corporation shall not be required to issue fractions of shares of common stock upon conversion of the Class A Preferred Stock. In the event any fractional interest in a share of common stock shall be deliverable upon the conversion of any shares of Class A Preferred Stock, the Corporation shall, if surplus is available, purchase such fractional interest for an amount in cash equal to the current market value of such fractional interest.

	(b)	So long as any of the shares of Class A Preferred Stock shall be outstanding, the Corporation will not make any share distribution on its common stock unless the Corporation, by proper legal action, shall have authorized and reserved an amount of shares equal to the amount thereof which would have been declared upon the common stock into which such Class
A Preferred Stock might have been converted, and the Corporation shall, out of such additional shares so authorized and reserved on account of such share distribution, upon the conversion of any shares of Class A Preferred Stock, deliver with any common stock into which shares of Class A Preferred Stock are converted, but without additional consideration therefor, such amount of common stock as would have been deliverable to the holder(s) of the common stock into which such Class A Preferred Stock had been so converted had such common stock been outstanding at the time of such share distribution. A share distribution shall mean a dividend payable only in shares of common stock of the Corporation of the same class as the present authorized common stock. The right of the Corporation to declare and pay any dividends whether in cash, shares, or otherwise, shall not be limited except as specifically otherwise provided herein.

	(c)	In case of any stock split, combination or other
recapitalization of the Class A Preferred Stock or of the common stock into a different number of shares of the same or any other class or classes, or in case of any consolidation or merger of the Corporation with or into another corporation, or in case of any sale or conveyance to another corporation of the property of the Corporation as an entity or substantially as an entirety, the Conversion Rate shall be appropriately adjusted so that the rights of the holder(s) of Class A Preferred Stock and of the common stock will not be diluted as a result of such combination, change, consolidation, merger, sale, or conveyance.

	(d)	Nothing contained in the foregoing paragraphs shall require
adjustment to the Conversion Rate in the event the Corporation shall issue any additional shares of common stock not outstanding as of the date hereof, or Preferred Stock, other than the 12,000 shares of Class A Preferred Stock and the 6,000 shares of Class B Preferred Stock contemplated hereunder, at a price per share which is not less than the then fair market value of said shares as determined by the Board of Directors of the Corporation.

	(e)	Adjustments in the rate of conversion shall be calculated to the nearest one-tenth of a share.

The Class A Preferred Stock at any time outstanding may be redeemed by the Corporation, in whole or in part, at any time or from time to time, at its election, by resolution of the directors upon not less than 30 days' prior notice to the holders of record of the Class A Preferred Stock to be redeemed, given as provided herein, at $100.00 per share. If less than all of the outstanding Class A Preferred Stock is to be redeemed, the redemption may be made either by lot or pro rata or by such other equitable method as the directors in their discretion may determine. In case of partial redemption of the Class A Preferred Stock on a pro rata basis, fractional shares may be disregarded and the nearest number of whole shares redeemed. Notice of such redemption, stating the number of shares to be redeemed, the redemption date, the redemption price, and the place of payment thereof, shall be given to the respective holders of the Class A Preferred Stock to be redeemed, by mailing it, postage prepaid, to the holders at their respective addresses as shown on the books of the Corporation. The notice shall be so mailed not less than 30 and not more than 60 days prior to the redemption date. If the notice of redemption shall have been duly given, and if on or before the redemption date specified in the notice all funds necessary for the redemption shall have been set aside so as to be available therefor, then, notwithstanding that any certificate for Class A Preferred Stock so called for redemption shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, and all rights with respect to the Class A Preferred Stock so called for redemption shall terminate on the redemption date, except only the right of holders thereof to receive the amount payable upon redemption, but without interest.

Subject to the provisions and limitations herein contained, the directors shall have full power and authority to prescribe the manner in which and the terms and conditions upon which Class A Preferred Stock shall be redeemed.

In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, the amount that shall be paid to the holder of each share of Class A Preferred Stock shall be the fixed amount of $100.00 for each such share. Neither the merger nor consolidation of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, within the meaning hereof. All shares of common stock shall be of junior rank in respect of the preferences as to payments upon the liquidation, dissolution or winding up of the Corporation to all shares of Class A Preferred Stock, such that each holder of Class A Preferred Stock shall receive the full liquidation value of $100.00 per share before the holders of common stock receive any amounts upon liquidation. The rights of the common stock shall be subject to the preferences and relative rights of the Class A Preferred Stock. If, in the event of any liquidation, dissolution or winding up of the Corporation, the Corporation has sufficient funds to pay creditors, but not all holders of Preferred Stock, the remaining funds shall be paid to holders of Preferred Stock pro rata based on the stated capital represented by the number of shares of Preferred Stock issued, multiplied by the par value per share.

Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock

The holder(s) of the Class B Preferred Stock shall not be entitled to any voting rights. The holder(s) of the Class B Preferred Stock shall also not be entitled to notice of any meetings of shareholders except meetings called to consider and act upon subjects or questions with respect to which the right to notice or voting rights is conferred by law upon the holder(s) of the shares of Class B Preferred Stock.

The holder(s) of shares of Class B Preferred Stock shall not be entitled to any rights to convert such shares into shares of common stock.

The holder(s) of the Class B Preferred Stock shall be entitled to receive, and the Corporation, shall pay, in preference to and priority over any dividend on common stock, a fixed dividend, calculated at a rate of twenty percent (20%) of the Corporation's net after-tax earnings (excluding non-recurring earnings) per annum, as reflected on the Corporation's annual audited financial statements, beginning with the year ended March 31, 1999. The dividend shall be payable annually on or before 120 days after the Corporation's fiscal year end. Such dividends shall not be cumulative. If the Corporation's net after-tax earnings are insufficient in any year to allow for payment of all or part of the dividend on the Class B Preferred Stock, the holders of Class B Preferred Stock shall have no further right to the dividend for said year in the future.

The Class B Preferred Stock at any time outstanding may be redeemed by the Corporation, in whole or in part, at any time or from time to time, at its election, by resolution of the directors upon not less than 30 days' prior notice to the holders of record of the Class B Preferred Stock to be redeemed, given as provided herein, at $200.00 per share plus an amount equal to the unpaid dividends, if any, thereon, to the redemption date. If less than all of the outstanding Class B Preferred Stock is to be redeemed, the redemption may be made either by lot or pro rata or by such other equitable method as the directors in their discretion may determine. In case of partial redemption of the Class B Preferred Stock on a pro rata basis, fractional shares may be disregarded and the nearest number of whole shares redeemed. Notice of such redemption, stating the number of shares to be redeemed, the redemption date, the redemption price, and the place of payment thereof, shall be given to the respective holders of the Class B Preferred Stock to be redeemed, by mailing it, postage prepaid, to the holders at their respective addresses as shown on the books of the Corporation. The notice shall be so mailed not less than 30 and not more than 60 days prior to the redemption date. If the notice of redemption shall have been duly given, and if on or before the redemption date specified in the notice all funds necessary for the redemption shall have been set aside so as to be available therefor, then, notwithstanding that any certificate for Class B Preferred Stock so called for redemption shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the right to receive dividends, if any, thereon shall cease to accrue from and after the date of redemption, and all rights with respect to the Class B Preferred Stock so called for redemption shall terminate on the redemption date, except only the right of holders thereof to receive the amount payable upon redemption, but without interest.

Subject to the provisions and limitations herein contained, the directors shall have full power and authority to prescribe the manner in which and the terms and conditions upon which Class B Preferred Stock shall be redeemed.

In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, the amount that shall be paid to the holder of each share of Class B Preferred Stock shall be the fixed amount of $200.00 for each such share. Neither the merger nor consolidation of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, within the meaning hereof. All shares of common stock shall be of junior rank in respect of the preferences as to payments upon the liquidation, dissolution or winding up of the Corporation to all shares of Class B Preferred Stock, such that each holder of Class B Preferred Stock shall receive the full liquidation value of $200.00 per share before the holders of common stock receive any amounts upon liquidation. The rights of the common stock shall be subject to the preferences and relative rights of the Class B Preferred Stock.

If, in the event of any liquidation, dissolution or winding up of the Corporation, the Corporation has sufficient funds to pay creditors, but not all holders of Preferred Stock, the remaining funds shall be paid to holders of Preferred Stock pro rata based on the stated capital represented by the number of shares of Preferred Stock issued, multiplied by the par value per share.

Notwithstanding any provision of the General Corporation Law of Ohio now or hereafter in effect, no shareholder shall have the right to vote cumulatively in the election of directors. Without limiting the generality of the preceding sentence, no shareholder shall have the right at any time in the election of directors to give one candidate as many votes equal to the number of directors to be elected multiplied by the number of his votes or to distribute his votes on the same principle among two or more candidates.

FIFTH. The amount of the stated capital with which the Corporation shall begin business is Five Hundred ($500.00) Dollars.

SIXTH. The Corporation shall indemnify each present and future director and officer, his heirs, executors and administrators, or any person who serves, or has served at the request of the Corporation, as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, to the maximum extent allowed under the laws of the State of Ohio. The Corporation may indemnify any employee or agent of the Corporation or any person who serves or has served at the request of the Corporation as an employee, agent or trustee of another corporation, partnership, joint venture, trust or other enterprise to the maximum extent allowed under the laws of the State of Ohio. The foregoing right of indemnification shall not be exclusive of other rights to which any director, officer, employee or agent may be entitled as a matter of law, under the code of regulations of the Corporation, or any agreement, or otherwise.

SEVENTH. In the absence of fraud, no contract or other transaction between this Corporation and any other corporation or any firm, association, partnership or person shall be affected or invalidated by the fact that any director or officer of this Corporation is pecuniarily or otherwise interested in or is a director, member or officer of such other corporation or of such firm, association or partnership or is a party to, or is pecuniarily or otherwise interest in such contract or other transaction or is in any way connected with any person or persons, firm, association, partnership or corporation pecuniarily or otherwise interested therein; provided that the fact that he individually or as a director, member or officer of such corporation, firm, association, or partnership is such a party or is so interested shall be disclosed to or shall have been known by the Board of Directors or a majority of such members thereof as shall be present at a meeting of the Board of Directors at which action upon any such contract or transaction shall be taken; any director may be counted in determining the existence of a quorum at any meeting of the Board of Directors of this Corporation for the purpose of authorizing any such contract or transaction with like force and effect as if he were not so interested, or were not a director, member or officer of such other corporation, firm, association or partnership.

EIGHTH. Any contract, transaction or act of the Corporation or of the directors which shall be duly ratified at any meeting called for such purpose, shall, insofar as permitted by law or by the Articles of Incorporation of the Corporation, be as valid and as binding as though ratified by every stockholder of the Corporation; provided, however, that any failure of the stockholders to approve or ratify any such contract, transaction or act, when and if submitted shall not be deemed in any way to invalidate the same or deprive the Corporation, its directors, officers and employees of its or their right to proceed with such contract, transaction or act.

NINTH. The Corporation may purchase or redeem shares or its stock, or options, warrants or rights to acquire its stock, from time to time to such extent, in such manner, and upon such terms as its Board of Directors may determine, provided the Corporation shall not use any of its funds for such purpose of repurchase or redemption when there is reasonable ground to believe that the Corporation is, or by such purchase would be, rendered insolvent.

TENTH. No stockholder of the Corporation, nor holder of any option, warrant, or right to acquire or purchase stock of the Corporation, shall by reason of holding shares or rights to acquire shares of any class have any pre-emptive or preferential right to purchase or subscribe to any shares of any class of the Corporation, now or hereafter to be authorized, or any notes, debentures, bonds or other securities convertible into or carrying options, rights or warrants to acquire or purchase shares of any class, now or hereafter to be authorized, whether or not the issuance of said shares, options, warrants, rights, or such notices, debentures, bonds, or other securities, would adversely affect the dividend or voting rights of such stockholder or similar rights of such holder of options, warrants, or rights to acquire stock of the Corporation, other than such rights, if any, as the Board of Directors, in its discretion, from time to time may specifically grant, and at such price as the Board of Directors in its discretion may fix, and the Board of Directors may issue shares of any class of the Corporation, or any notes, debentures, bonds, or other securities convertible into or carrying options, rights or warrants to purchase shares of any class, without offering any such shares, options, warrants or rights of any class, either in whole or in part, to the existing stockholders of any class, or to the holders of any outstanding options, warrants or rights to acquire stock of any class of the Corporation.

ELEVENTH. Whenever the vote, consent, waiver or release of the shareholders shall be required under the General Corporation Law of the State of Ohio, as the same may be amended from time to time, there shall be required only an affirmative or negative vote, as the case may be, of the holders of a majority of the shares entitled to vote thereon for the particular vote, consent, waiver or release to become effective.

TWELFTH. These Amended and Restated Articles of Incorporation supersede the existing Articles of Incorporation including all amendments thereto and as previously amended and restated.

THIRTEENTH. Section 1701.831 of the Ohio Revised Code shall not apply to any acquisition of the securities of this Corporation.

                             Exhibit (10) (xxx)

                        SUBSCRIPTION AGREEMENT

This Subscription Agreement is made as of this 30th day of January, 1998 by and between Zonic Corporation, an Ohio corporation (the "Company") and A&D Co., Ltd., a Japanese Company ("A&D").

                                 RECITALS

	WHEREAS, A&D has guaranteed the Company's indebtedness to the Ashikaga Bank, Ltd. in the principal amount of $1,078,000, which final monthly instrument is due and payable on April 1, 2001, and accrued interest in the amount of $26,757.33; and

	WHEREAS, A&D has guaranteed the Company's indebtedness to The Provident Bank in the principal amount of $600,000, which is due and payable on August 31, 1998; and

	WHEREAS, the Company currently is indebted to A&D in the principal amount of $633,445.91 for short term loans and accrued interest in the amount of $61,796.76; and

	WHEREAS, A&D desires to purchase 12,000 shares of Class A Non-Voting, Redeemable Convertible Preferred Stock of the Company, convertible one year after the date hereof at the rate of one Class A Preferred Share for 100 shares of common stock of the Company ("Class A Preferred Stock"), at a price of $100 per share, and 6,000 shares of Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock of the Company, with annual dividend equal to 20% of the Company's after-tax earnings (excluding non-recurring earnings) ("Class B Preferred Stock"), at a price of $200 per share (the Class A Preferred Stock and the Class B Preferred Stock are sometimes referred to herein collectively as the "Shares") in order to provide the Company with sufficient funds to discharge all of the indebtedness recited above (the "Debt"); and

	WHEREAS, the Company has a sufficient number of authorized shares, and the Board of Directors has the authority to amend the Articles of Incorporation to establish the terms of the Class A Preferred Stock and Class B Preferred Stock and to issue the Shares to A&D, and the Company desires to do so in exchange for $2,400,000 in cash to be used for retirement of the Debt;

	NOW, THEREFORE, in consideration of the foregoing and the mutual promises contained herein, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

	1.	Issuance of Shares.  The Company hereby issues, conveys,
and transfers to Purchaser and Purchaser hereby purchase from Seller the number of Shares set forth below.

		Class A Preferred Stock	12,000
		Class B Preferred Stock	  6,000

		The terms of the Class A and Class B Preferred Stock shall be as set forth on Exhibits A and B hereto

	2.	Purchase Price.  The total price to be paid by Purchaser to
Seller for the Shares shall be $2,400,000 (the "Purchase Price"), which shall be paid by Purchaser in cash on the date hereof and allocated to the Shares as set forth below.

		Class A Preferred Stock		$1,200,000
		Class B Preferred Stock		$1,200,000

	3.	Use of Purchase Price.  Each of the parties hereto agrees
that the Purchase Price shall be used to retire the Debt inclusive of expenses related to retirement of debt and for no other purpose.

	4.	Release of Security Interest; Termination of Credit
Agreement. Upon the Company repaying the Debt, (1) A&D shall release its security interest in the Company's assets; (2) A&D shall release the Company and its directors and officers from any and all claims relating to the Debt and all accrued or unpaid interest due their on; and (3) the Credit Agreement between the Company and A&D dated December 7, 1992 shall be terminated and discharged.

	5.	Representations and Warranties of A&D.  A&D represents
and warrants to the Company as of the date hereof, which representations and warranties the Company is relying upon, and which shall survive the date of this Agreement:

		a.	A&D is acquiring the Shares solely for its own account,
solely for investment and not with a view to or for resale, distribution or other disposition. A&D has no present plans to enter into any contract, undertaking, agreement or arrangement for any such resale, distribution or other disposition.

		b.	The undersigned has knowledge and experience in financial
and business matters and is capable of evaluating its investment in the Shares.

		c.	The undersigned understands that the Shares have not been
registered under the Securities Act of 1933, as amended (the "Act"), or under any applicable state securities laws, and therefore, the Shares may not be transferred unless registered under the Act or under any applicable state securities laws unless in the opinion of counsel to the Company an exemption from such registration is available. The undersigned agrees that the certificate for shares will contain such legends as the Company deems proper and the Company may enforce such restrictions by issuing a stop-transfer order.

		d.	The undersigned understands that no state or Federal
governmental authority has made any finding or determination relating to the fairness for investment of the Shares and that no state or Federal governmental authority has recommended or endorsed or will recommend or endorse the Shares for investment.

		e.	The undersigned acknowledges that it has been provided
access to Company records and has had the opportunity to ask questions of representatives of the Company relative to this sale in particular and the Company in general, and that the Company has responded to such questions to its satisfaction.

	6.	Conditions.  This Agreement will be subject to (1) the
issuance of a "Fairness Opinion" on the terms of this sale, which may be waived by the parties hereto; (2) the approval by the Board of Directors of the Company and A&D; and (3) the Board of Directors of the Company amending its Articles of Incorporation to establish the terms of the Shares.

	7.	Further Assurances.  Each of the parties hereto agrees to
execute and deliver all additional instruments and other documents, and to take all such further action, as shall be reasonably necessary to implement the provisions of this Subscription Agreement.

	8.	Governing Law.  This Subscription Agreement shall be
governed by and construed in accordance with the laws of the State of Ohio.

	IN WITNESS WHEREOF, the parties have executed this Subscription Agreement as of the date set forth above.

						COMPANY:
						ZONIC CORPORATION

						By:     /s/ James B. Webb
              -----------------
						Title:  President and Chief Executive Officer

						A&D
						A&D Company, Limited,

						By:     /s/ Hikaru Furukawa
              ----------------------
						Title:  President