Form 10-K
period 1998-03-31
ZONIC CORP
filed 1998-06-29
CIK 320515

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


                  For the fiscal year ended March 31, 1998


                               ZONIC CORPORATION
            (Exact name of registrant as specified in its charter)

        An Ohio Corporation                       31-0791199
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X        No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $339,669.

     The number of shares outstanding of the registrant's Common Shares as of June 26, 1998 was 3,044,136.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
Portions of the Registrant's Proxy Statement for the August 19, 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

Page 1

        Special Cautionary Notice Regarding Forward-Looking Statements
        --------------------------------------------------------------
     Certain of the matters discussed under the captions "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, without limitation, the following: 1) the Company is unable to improve existing products or develop new products which satisfy needs in the Company's markets; 2) the Company is unable to penetrate new markets; 3) the Company is unable to retain existing personnel or hire additional personnel; 4) the industries the Company serves experience less rapid growth than anticipated; 5) the Company is unable to obtain supplies on a timely basis from its limited number of suppliers; 6) new competitors enter the markets the Company serves or existing competitors increase their marketing efforts; 7) the Company is unable to obtain additional debt or equity financing on favorable terms, if at all, to satisfy its cash requirements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

Page 2

                                   PART I

Item 1.  Business.
-------  ---------

General
     Zonic Corporation ("Zonic" or the "Company") designs, manufactures and markets integrated standard systems which are used to measure and analyze the vibration and noise characteristics of mechanical structures. These systems are used world-wide in product design conformance testing, manufactured product quality verification, and operating machine condition monitoring. Key technologies utilized by the Company include personal computers and related peripheral equipment, multi-channel data acquisition, digital signal processing, structural analysis, noise analysis, and rotating machinery analysis.
     In product design conformance testing, the Company's systems are used by highly skilled engineers to reduce product development time and enhance the quality of their company's products during the design phase. In manufacturing, the Company's systems are used both to measure manufactured product quality and provide evidence of conformance to quality standards. The Company's monitoring systems allow maintenance and reliability engineers responsible for turbines, compressors, and other large rotating equipment to monitor wear, schedule maintenance, and optimize operating performance.
     During the past year, the Company has focused on manufacturing applications primarily in the areas of machine condition monitoring and quality product production monitoring. The Company has been developing new products which utilize certain existing products to satisfy needs which are currently not being met in certain niche segments of these markets.

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

     Manufacturing Testing Systems. World class manufacturing requires consistent quality. At all levels of the manufacturing process, manufacturers are being forced by their customers to not only incrementally improve quality, but also provide documentary evidence of the improvement. Interest is growing in using 100 percent parts inspection as a method of accomplishing zero-defect delivery of parts. Although there are a variety of techniques available to inspect a manufactured component, vibration analysis techniques offer the advantage of a non-invasive, non-destructive means to detect cracks and internal flaws of components. Further, vibration measurements of equipment integral to the manufacture of components or the end product can be used as a means to document the process under which that component or end product was produced.

     When a vibration analysis system is used for non-destructive production testing, the vibration characteristics of an approved component are measured and used as a baseline. As each component is produced, it is tested and compared to that baseline. Components that do not match the baseline can be rejected or receive a more thorough inspection and analysis. A metal casting is an example of a component for which this technique is applicable. When inspection on a unit is not practical, such as coiled metals, the machinery producing the product can be monitored for vibration characteristics which affect the quality of the product. In both cases, data specific to the manufactured item can be retained as evidence of the condition of the product at that point in the manufacturing process.

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

Page 3

     Monitoring large, rotating machinery requires rapid collection, management and analysis of vast amounts of data. Once this data is available, it can be used to monitor the performance and efficiency of the machinery. Machinery Monitoring Systems can be developed to adjust operating parameters of the equipment to maximize output and minimize fuel cost.

Relationships

     In 1988, the Company entered into a relationship with A&D, a Japanese instrument manufacturer. As part of this relationship, A&D acquired a 28% ownership interest in the Company and the Company and A&D engaged in joint product development and marketing efforts. The Company has entered into various joint product development arrangements, marketing arrangements and a credit agreement with A&D of which most have been terminated in the past few years. The Company benefited from the relationship as funding and hardware manufacturing expertise supplied by A&D coupled with the Company's expertise in the design of hardware and software used in noise and vibration analysis systems enabled the Company to expand its product development and marketing efforts.

     In fiscal 1997, the Company sold its Zeta technology and software (the "Zeta Technology") to A&D pursuant to a Confidential "Zeta Technology" Sale Agreement between A&D and the Company dated December 31, 1996, and related letters (the "Zeta Sale Agreements"). A portion of the sale price of the Zeta Technology was in the form of notes receivable. The last note was paid in fiscal year 1998. Under the terms of the Zeta Sale Agreements, the Company retains the right to distribute the Zeta Technology internationally in exchange for a royalty payment to A&D in the amount of 15% of the proceeds of the sale of the Zeta products. In fiscal 1998, the royalty amounted to $2,621.

Pursuant to the terms of a Subscription Agreement between the Company and A&D, dated January 30, 1998, A&D purchased 12,000 shares of Class A Non-Voting, Redeemable Convertible Preferred Stock of the Company at a price of $100 per share which is convertible on or after January 30, 1999 at the rate of one Class A Preferred Share for 100 shares of common stock. Proceeds of $1,200,000 from this sale were used to repay a bank loan of $1,078,000, and related accrued interest of $26,757 and to settle a portion of the loans payable to A&D of $95,243. In addition, A&D purchased 6,000 shares of Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock of the Company at a price of $200 per share with an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings and charges ("Class B Preferred Stock"). Proceeds of $1,200,000 from the sale of Class B Preferred Stock were used to repay a short-term bank loan of $600,000 that A&D guaranteed, the balance of loans payable to A&D totaling $538,203 and related accrued interest of $61,797. In the event of liquidation or dissolution of Zonic, the Class A Preferred Stock is entitled to receive $100 per share, and the Class B Preferred Stock $200 per share, before holders of common stock receive any amounts. Both classes of Preferred Stock may be redeemed by the Company upon thirty days prior notice, the Class A shares at $100 per share, and the Class B shares at $200 per share. Pursuant to the Subscription Agreement, the Credit Agreement between the Company and A&D dated December 7, 1992, under which A&D made loans to the Company, was terminated and A&D released its security interest in the Company's assets.

Products

     Vibration and noise analysis systems require both hardware and analysis software. The Company provides both complete systems and components depending on the specific customer's requirements. In addition to product sales, the Company offers services to its customers in the form of training, consulting, and extended warranty and equipment repairs.

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

     Zonic Medallion Series - The Medallion is Zonic's newest product having been introduced in February 1996 with shipment commencing in June 1996. The product was designed for field testing and is integrated with a laptop personal computer running Microsoft Windows 95 or NT. The base product includes eight channels of signal conditioning, a digital signal processing card which fits into the PCMCIA slot of the personal computer, necessary cables and software. During fiscal year 1999, the Company will also offer units with 2, 4, or 6 input channels. The Company offers accessories including personal computers, carrying cases, battery packs, and additional analysis software. The Company also sells third party software packages with Medallion systems. The price range is $10,000 to $40,000.

Page 4

     A&D WCA (World Class Analyzer) - The WCA is an Apple Macintosh based FFT analyzer configurable from two to thirty-two input channels. Originally jointly developed by Zonic and A&D and owned by both companies, Zonic sold its 40% interest in the product to A&D in June 1995. The Company now imports components from A&D for integration into systems for delivery to end customers, principally for design testing applications. The line includes a breadth of analysis software packages and systems range in price from $30,000 to $90,000.

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

     A variety of software is offered, again tailored to the specific application. For general signal data acquisition and FFT analysis, Zeta software is used. For structural analysis applications, the Company will offer either Structural Dynamics Research Corporation's ("SDRC") Master Series software or Spectral Dynamics' STAR series software. The Master Series is available on both UNIX and Windows NT operating systems. Spectral's STAR software is offered for PC host computer applications only. The Company has Distribution Agreements with both SDRC and Spectral for the distribution of their software products.

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

Marketing and Distribution

     The Company markets its Engineering Test and Production Test systems primarily to original equipment manufacturers and suppliers in the aerospace and transportation industries, while its Machinery Monitoring Systems are marketed primarily to steel, industrial chemical and petrochemical manufacturing facilities, and power generation plants.

     The Company sells its products worldwide. Export sales accounted for 26%, 39%, and 56% of the Company's net revenue during the fiscal years ended March 31, 1998, 1997 and 1996, respectively. See Note G of Notes to Financial Statements.

Page 5

     As part of their relationship, the Company and A&D jointly established a marketing network to sell both companies' products in various parts of the world. Zonic A&D Company, a general partnership between the Company and a subsidiary of A&D, was established in 1988 and marketed both companies' products in the Western Hemisphere. The operations of Zonic A&D Company were merged into Zonic on April 1, 1997. A&D sells Zonic products in the Japanese market. The Company is the exclusive distributor of the WCA Product owned by A&D in the Western Hemisphere.

     The Company sells its products worldwide, but principally in the United States, Canada, the Pacific Rim Countries (Korea, Japan, China, etc.) and India. The Company is represented in these markets by manufacturers' representatives and agents who solicit orders for the Company's products on behalf of the Company. The Company sells its products and services directly to the end customer and pays the representative a commission. In Japan, A&D buys products from the Company for re-sale to end customers. The Company sells it products to A&D at discounts which vary by product. These discounts are a vendor-to-agent discount and not a discount to the end-user. Generally, the discount rates made available to A&D for specific products are greater than the discount rates made available to non-affiliated international sales agents in other countries because of the significance of the Japanese market and because A&D, as a manufacturer of similar products, has significantly more technical expertise than other agents currently used by the Company. Accordingly, A&D can provide installation and more technical services to the
end user, which reduces the Company's selling expenses.   The Company believes
that the terms made available to A&D as an international sales agent are fair and are not more favorable than the terms that would be made available to a non-affiliated sales agent in a similar market and with similar technical expertise.

Major Customers

     There was no customer which accounted for 10% or more of the Company's total revenues in 1998. See Note H of Notes to Financial Statements.


Manufacturing and Supplies

     In manufacturing its systems, the Company utilizes custom-designed electronic components, custom-machined parts and, to the extent feasible, commercially available devices such as integrated circuits, power supplies, and CRT monitors. The Company also purchases engineering work stations and personal computers which are used in the assembly of its products.

     The Company purchases several component parts from single source suppliers. If these single source suppliers are unable to supply the Company with needed parts, or to supply them on schedule, material production delays could occur.

Service, Maintenance and Warranty

     The Company provides a one year limited warranty for all hardware products, and a ninety day limited warranty for software products. The Company will repair, or at its option, replace defective products returned to its Milford, Ohio, location. The customer must pay shipping expenses. As an alternative, service technicians employed by the Company will provide repair service at the customer's location if the customer pays travel expenses. Service for products sold overseas is generally provided by the Company's appointed agent in that country. (see Item 1 Business - Marketing and Distribution) The Company's warranty expense was 3.0%, 2.0%, and 3.1% of revenue for fiscal 1998, 1997 and 1996, respectively.

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

Research and Development and Software Construction

     Research and product development and software construction is an important factor in the Company's business. The Company maintains an internal staff of three full-time employees for the development of new products and software, as well as the improvement and refinement of its present products and the expansion of their uses and applications. There can be no assurance the Company will be successful in developing new products or software or improving existing products or software. Moreover, there can be no assurance that the introduction of new products or technological developments by others will not materially and adversely affect the Company's operations. The Company has significantly reduced its research and product development and software construction during the last three fiscal years.

     Software construction and product enhancement costs totaling $47,000, $261,000, and $312,000 were capitalized during fiscal years 1998, 1997 and 1996, respectively. Software construction and product enhancement amortization expenses for fiscal years 1998, 1997 and 1996 were $139,000, $779,000, and $722,000, respectively. The Company expensed $196,000, $27,000, and $12,000 for research and product development for fiscal 1998, 1997, and 1996, respectively.

Page 6

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

     Competitors with the Company for engineering design test and production testing include a division of Hewlett-Packard, Bruel & Kjaer, Data Physics, Ono Sokki, Signal Processing Systems, OROS (a French company), and Leuven Measurement Systems, N.V. (a Belgian company).

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

Product Backlog

     The Company's product and services backlog of orders believed to be firm as of March 31, 1998 and March 31, 1997 was $705,000 and $216,000,
respectively. Approximately two-thirds of this increase related to a 7000 Series order for 8 systems received during the fourth quarter of fiscal 1998. Only one unit was shipped in fiscal 1998, with the remaining units to be shipped throughout fiscal 1999. Significant increases in product backlog also occurred in the Medallion and WCA product lines.

     Generally, orders can be processed and shipped on products not requiring modifications from stock within 45 days. Certain orders are processed and shipped on a longer cycle due to customer delivery requests or because of modifications ordered by a customer. Orders are subject to cancellation upon certain conditions.

Employees

     As of March 31, 1998, the Company had 16 employees. Many of the Company's employees are highly skilled. The Company's continued success will depend in part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are good.

Item 2.  Properties.
-------  -----------

     The Company's executive offices and manufacturing facilities are located at Park 50 TechneCenter, 50 West TechneCenter Drive, Milford, Ohio. The leased premises consist of approximately 6,500 square feet of which about one-third is office space. Prior to August 15, 1997, the Company leased approximately 16,500 square feet in the same building. On August 15, 1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing the current lease. The current lease agreement commenced September 1, 1997 for a term of two years with monthly payments of $4,604 versus $16,112 under the prior lease. The main source of funds for the payment to the landlord was a $75,000 loan from a bank. This loan, which matures on August 30, 1999, is secured by the assets of the Company and requires a monthly principal payment of $3,125 and interest computed at the prime rate plus 2%. The remaining funds were from the sale of rights to receive royalty payments to a related party.

Page 7

Item 3.  Legal Proceedings.
-------  ------------------

     The Company occasionally is involved in ordinary routine litigation incidental to its business. The Company is not involved in any material pending litigation not covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     Not Applicable.

Page 8

                                PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters.
-------  ---------------------------------------------------------------------

     (a) The Company's Common Shares are currently listed over-the-counter on the "OTC Bulletin Board" through the National Daily Quotation Bureau, Inc. under the symbol "ZNIC"; therefore, there is only limited trading in the Company's Common Shares. Quarterly trading information is not available.

     (b) As of March 31, 1998, there were 585 holders of record of the Company's Common Shares, without par value, the Company's only class of common equity. On June 26, 1998, there were 3,044,136 Common Shares of the Company outstanding.

     (c) The Company did not pay any dividends during the fiscal years ended March 31, 1998 and March 31, 1997.

Item 6.  Selected Financial Data.
-------  -----------------------
     The following financial data is provided for the Company and its subsidiaries for the five preceding fiscal years. See Note C of Notes to Financial Statements.

                         1998        1997        1996        1995        1994
                         ----        ----        ----        ----        ----

Net revenues       $2,025,938  $3,734,706  $3,639,982  $4,860,036  $4,629,665
Gain on sale
  of assets             4,090   3,027,551   1,417,027           -           -
Profit (Loss) before
  extraordinary
  item               (315,604)  1,898,113      (9,969) (1,366,481) (6,135,649)

Net profit (loss)   $(315,604) $1,898,113    $387,306    $447,648 $(6,135,649)

Basic earnings (loss)
  per share:
Profit (Loss) before
  extraordinary item   $(0.10)      $0.62       $0.00      $(0.44)     $(1.99)

Extraordinary item -
  gain from debt
  restructuring net
  of taxes             $ 0.00       $0.00       $0.13       $0.58       $0.00

  Net profit (loss)    $(0.10)      $0.62       $0.13       $0.14      $(1.99)

Diluted earnings (loss)
   per share:
Profit (Loss) before
   extraordinary item  $(0.10)      $0.62       $0.00      $(0.44)     $(1.99)

Extraordinary item -
  gain from
  debt restructuring
  net of taxes         $ 0.00       $0.00       $0.13       $0.58       $0.00

  Net profit (loss)    $(0.10)      $0.62       $0.13       $0.14      $(1.99)

Total assets         $699,597  $2,687,484  $3,242,766  $4,387,721  $5,628,446

Long-term obligations
  (including long-term
  debt and capital
  leases less
  current maturities) $30,186    $987,425  $4,070,000  $6,018,761  $7,587,311

Cash dividends declared
  per common share     $ 0.00      $ 0.00      $ 0.00      $ 0.00      $ 0.00



Page 9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
-------------------------------------------------------------------------

     The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations
1998 versus 1997
     Revenues. Total revenues decreased $1,709,000 or 46% in fiscal 1998 from the prior year. Sales decreased across all product lines, except Medallion, with significant declines in the Company's 7000 Series and Machinery
Monitoring System (MMS) product lines.   The prior year included revenue from
work completed on a large MMS order received in fiscal year 1996. Revenue from this project was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and the project was completed in December 1996. Revenue from the Medallion product line which was introduced during 1997 was $1,175,000, an increase of $718,000 over the prior year. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1998 to 74% compared to 61% in 1997. The Company's largest customer in 1998, a foreign government, accounted for 8% of total sales. A foreign government was also the Company's largest customer in 1997 which accounted for 29% of total sales.

     Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues decreased to 40% in 1998 from 44% in the prior year. The improved profit margin is the result of higher profit margins on the sale of Medallion products.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $236,000 in 1998 from the prior year due primarily to lower administrative salaries and the reduction of facility-related costs offset by higher advertising and sales promotion costs. As a percentage of total revenue, these expenses increased to 51% in 1998 compared to 34% in 1997 due to significantly lower revenues in 1998.

     Research and Development and Software Construction and Product Enhancement Amortization. Research and development expense and software construction and product enhancement amortization decreased by $471,000 or 58% in 1998 versus 1997. This decrease was due to less amortization expense as a result of the sale of the Company's Zeta technology and software and accompanying writedown of software construction and product enhancement costs associated therewith in December 1996. This reduction has been partially offset by amortization expense related to Medallion products of $118,000 and an increase in research and development expense of $169,000 during 1998. The Company capitalized certain costs related to significant improvements in its products which were incurred after technological feasibility of the product was established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources and Note A-4 of Notes to Financial Statements.)

     Interest Expense. Interest expense decreased by $223,000 in 1998 from the prior year as borrowings decreased substantially during the current year. In addition, the Company realized benefits for the entire year from the reduction of debt resulting from the sale of the Company's Zeta Technology in 1997. (See Notes C and D of Notes to Financial Statements.)

     Foreign Currency Gains (Losses). Foreign currency (losses) and gains of $(146) and $26,462 in 1998 and 1997, respectively were due to decreases and increases in value of the U.S. dollar against the Japanese yen.

Results of Operations
1997 versus 1996

     Revenues. Total revenues increased $95,000 or 3% in fiscal 1997 from the prior year. Sales increased in MMS products while revenue from WCA and Xcite products declined. MMS revenue which increased by $810,000 or 300% over the prior year, was primarily from a large order received in fiscal 1996 that was completed in fiscal 1997. Revenue from this order was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies. Revenue from the Medallion product line which was introduced during fiscal 1997 was $457,000. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor a specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1997 to 61% compared to 44% in 1996. A foreign government was the Company's largest customer which accounted for 29% and 11% of total sales in 1997 and 1996, respectively.

Page 10

Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues decreased to 44% in 1997 from 52% in the prior year. The decrease was due to higher gross margins on the mix of products sold during the current year and to lower than normal profit margins on two Workstation 7000 sales and higher material costs related to WCA sales during 1996.

     Selling and Administrative Expenses. Selling and administrative expenses decreased by $374,000 in 1997 from the prior year due primarily to less commission expense to sales representatives, lower administrative salaries and the continuing reduction of facility related costs. As a percentage of total revenue, these expenses decreased to 34% in 1997 compared to 45% in 1996.

     Research and Development and Software Construction and Product Enhancement Amortization. Research and development and software construction and product enhancement amortization increased by $72,000 or 10% in 1997 versus 1996. This increase was due to shorter estimated useful lives for products developed during the current year. The Company capitalized certain costs related to significant improvements in its products which are incurred after technological feasibility of the product is established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources which follows and Note A-4 of Notes to Financial Statements.)

     Writedown of Capitalized Software. During 1997, the Company recorded expenses of $400,000 for the writedown of previously capitalized software construction and product enhancement costs. These costs were associated with software on a specific computer used in the company's large scale MMS which the Company believes to not be usable in future product sales. (See Liquidity and Capital Resources which follows and Note A-4 of Notes to Financial Statements.)

     Gain on the Sale of Asset. In December 1996, the Company sold its Zeta Technology to A&D for $3,618,578. The gain from this sale is net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenues, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. Revenue from sales of 7000 products, including Zeta software was $1,296,872 in fiscal 1997. (See Note C of Notes to Financial Statements.)

     In June 1995, the Company sold its 40% ownership rights to the WCA Product to A&D. The gain on the sale of this asset was $1,417,027 and is net of the unamortized portion of capitalized development for the WCA product.

     Loss from Affiliate. The Company has recorded expenses of $385,000 during 1997 related to uncollected old accounts receivable from the affiliate and costs expected to be incurred from the dissolution of Zonic A&D Company. (See Note J of Notes to Financial Statements.)

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

Liquidity and Capital Resources.

     On June 30, 1997, the Company received payment of $1,500,000 on notes receivable from A&D, the proceeds of which were used to retire a bank loan guaranteed by A&D. On September 15, 1997, the Company borrowed $600,000 from a bank, which was guaranteed by A&D, to make payment on a $600,000 short-term note payable to another bank. During the fourth quarter of 1998, the Company used proceeds from the sale of Preferred Stock to A&D to repay this $600,000 short-term note payable and all remaining short-term and long- term debt guaranteed by A&D, loans payable to A&D and related accrued interest. The Credit Agreement between the Company and A&D dated December 7, 1992, was terminated on March 20, 1998 and A&D released its security interest in the Company's assets. (See Note D of Notes to Financial Statements)

Page 11

     On August 15, 1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing a new lease for less space in the same building. The new lease agreement commenced September 1, 1997 for a period of two years with monthly payments of $4,604 versus $16,112 under the prior lease. As a result of the $100,000 payment, deferred rent was reduced by approximately $39,000 and accounts payable was reduced by $61,000. The remaining balance of deferred rent will be amortized into income over the term of the new lease agreement. The main source of funds for payment to the landlord was a $75,000 loan from a bank. The remaining funds were secured from the sale of rights to receive royalty payments to a related party. (See Notes F and J of Notes to Financial Statements)

     Working capital as of March 31, 1998 was a negative $832,000 versus a negative $1,959,000 as of March 31, 1997. The improvement was due to significant reductions in short-term notes payable and current maturities of long-term obligations and accrued liabilities. These reductions were offset by significant reductions in receivables, cash and inventories.

     The Company's cash flows from operations used $187,000 in fiscal 1998. Short-term bank borrowings less repayment obligations provided $49,000 in fiscal 1998. Investments in software construction and product enhancement activities used cash of $47,000 in fiscal 1998.

     The Company continues to experience serious cash flow problems as a result of reduced revenues but has been able to reduce certain accrued liabilities through reductions in fixed operating expenses as a result of facilities relocation and other on-going cost reduction efforts by the Company. The Company is seeking additional sources of working capital either through additional debt or equity financing to fund operations and reduce current liabilities. If additional working capital cannot be obtained, there is substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

Year 2000 Issues

     The Company has initiated a review of its computer systems, applications, and products sold to its customers to determine which, if any, are affected by the Year 2000 issue. Corrective action will be developed to remedy any problems. Management does not expect the costs to remedy any problems to have a material effect on the Company's business, its results of operations or its financial position.

Market Risk

     The Company's operations and cash flow can be affected by, among other things, interest rate changes and foreign currency fluctuations (primarily in the exchange rate for the Japanese yen). The impact of any reasonably possible change in the values of these financial items on the Company's financial position, its results of operations, and its cash flows would be immaterial.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

Financial Statements included as part of this Report:

                                                                      Page No.

Independent Auditors' Report . . . . . . . . . . . . . . . .  . .      13

Statements of Operations for the Years Ended
  March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . .      14

Balance Sheets as of March 31, 1998 and 1997 . . . . . . . . . .       15 - 16

Statements of Cash Flows for the Years Ended
  March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . .      17

Statements of Shareholders' Equity (Deficit) for the Years Ended
  March 31, 1998, 1997 and 1996  . . . . . . . . . . . . . . . . .     18

Notes to Financial Statements  . . . . . . . . . . . . . . . . .       19

Page 12

Independent Auditors' Report


To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio

     We have audited the accompanying balance sheets of Zonic Corporation as of March 31, 1998 and 1997 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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




by: / s / Deloitte and Touche LLP

Cincinnati, Ohio
June 22, 1998


Page 13

Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996

                                               1998         1997         1996
                                               ----         ----         ----

Products and service revenue             $2,025,938   $3,734,706   $3,639,982

Cost of products and services sold          813,600    1,645,985    1,882,848
Selling and administrative expenses       1,031,718    1,268,115    1,642,061
Research and development expenses
  and software construction
  and product enhancement amortization      335,004      806,048      733,770
Writedown of capitalized software                 -      400,000            -
Costs related to management change
  and product discontinuance                      -            -      455,682
                                          ---------    ---------    ---------

Total Operating Expenses                  2,180,322    4,120,148    4,714,361
                                         ----------    ---------    ---------

Operating loss                             (154,384)    (385,442)  (1,074,379)

Gain on sale and disposal of assets           4,090    3,027,551    1,417,027
Loss from affiliate                               -     (385,000)           -
Interest expense                           (165,164)    (388,519)    (486,286)
Other income                                      -        3,061        2,318
Foreign currency gains (losses)                (146)      26,462      131,351
                                          ---------    ---------    ---------

Income (Loss) before taxes
  and extraordinary item                   (315,604)   1,898,113       (9,969)

Provision for income taxes                        -            -            -
                                           --------   ----------    ---------

Income (Loss) before extraordinary item    (315,604)   1,898,113       (9,969)
Extraordinary item - gain
  from debt restructuring, net of taxes           -            -      397,275
                                           --------    ---------    ---------

Net profit (loss)                         $(315,604)  $1,898,113     $387,306
                                           =========   =========     ========

Basic earnings (loss) per share:
      Net income (loss) before
        extraordinary item                   $(0.10)       $0.62        $0.00
      Extraordinary item - gain from
        debt restructuring, net of taxes       0.00         0.00         0.13
                                             ------        -----        -----
      Net profit (loss)                      $(0.10)       $0.62        $0.13
                                             ======        =====        =====

Diluted earnings (loss) per share:
      Net income (loss) before
        extraordinary item                   $(0.10)       $0.62        $0.00
      Extraordinary item - gain
        from debt restructuring, net of taxes  0.00         0.00         0.13
                                             ------       ------       ------
      Net profit (loss)                      $(0.10)       $0.62        $0.13
                                             ======       ======       ======

Weighted average
     Basic shares outstanding             3,044,136    3,044,136    3,081,497
     Diluted shares outstanding           3,044,136    3,044,136    3,081,497

Dividends - none in 1998, 1997, or 1996

The accompanying notes are an integral part of these statements.


Page 14

Balance Sheets as of March 31, 1998 and 1997

                                                            1998         1997
                                                            ----         ----
Assets
Current Assets
  Cash                                                   $79,408     $259,494
  Receivables, net of allowance for doubtful accounts
      Trade                                              248,519      266,538
      Related parties                                      1,708       38,873
      Unbilled contracts                                       -       14,986
                                                       ---------    ---------
  Total receivables                                      250,227      320,397
  Notes receivable, shareholder                                -    1,470,000
  Inventories
      Finished products                                  144,718      278,412
      Work in process                                     49,111       68,582
      Raw material                                        71,766       72,872
                                                       ---------    ---------
  Total inventory                                        265,595      419,866
  Prepaid expenses                                         3,734        4,238
                                                       ---------    ---------
Total current assets                                     598,964    2,473,995

Property and Equipment-at cost
  Furniture and office equipment                         452,417      430,297
  Machinery and plant equipment                          597,022      783,137
  Software construction and product enhancements       2,203,070    4,802,522
                                                       ---------   ----------
                                                       3,252,509    6,015,956
  Less accumulated depreciation and amortization       3,151,876    5,802,467
                                                       ---------   ----------
Total net property and equipment                         100,633      213,489
                                                       ---------   ----------
                                                       $ 699,597   $2,687,484
                                                       =========   ==========



The accompanying notes are an integral part of these statements.


Page 15

                                                            1998         1997
                                                            ----         ----
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
  Short term notes payable and
    current maturities of long-term obligations          $42,365   $2,841,176
  Accounts payable - trade                               728,062      718,775
  Accounts payable - related parties                       4,223        3,738
  Deferred income                                        365,258      353,572
  Accrued liabilities
      Salaries and wages                                 108,947      126,007
      Property and payroll taxes                          54,684       78,196
      Interest                                                 -       76,536
      Other                                              127,052      234,850
                                                       ---------    ---------
  Total accrued liabilities                              290,683      515,589
                                                       ---------     --------
Total current liabilities                              1,430,591    4,432,850

Long-term obligations, less current maturities            30,186      987,425

Deferred rent                                            118,285      231,070
Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred shares - authorized, 250,000 shares
        without par value;
      12,000 shares Class A  non-voting , redeemable,
        convertible, $100 per share                    1,200,000            -
      6,000 shares Class B non-voting, redeemable,
        non-convertible, $200 per share                1,200,000            -
  Common shares - authorized, 9,750,000 shares
        without par value; issued and outstanding,
        3,044,136 shares at March 31, 1998 and 1997
        at stated issue price                             61,674       61,674
Additional paid in capital                             5,727,881    5,727,881
                                                       ---------    ---------
                                                       8,189,555    5,789,555
Accumulated deficit                                   (9,069,020)  (8,753,416)
                                                       ---------    ---------
Total shareholders' equity (deficit)                    (879,465)  (2,963,861)
                                                       ---------    ---------
                                                      $  699,597   $2,687,484
                                                       =========    =========


The accompanying notes are an integral part of these statements.


Page 16

Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996

                                               1998         1997         1996
                                               ----         ----         ----
Cash provided by (used in) operations
  Net profit (loss) for year              $(315,604)  $1,898,113     $387,306
  Adjustments to reconcile
        net profit (loss) to net cash
        provided by operating activities:
  Gain from sale of assets                   (4,090)  (3,027,551)  (1,417,027)
  Gain from debt restructuring                    -            -     (397,275)
  Depreciation and amortization              21,052       33,486       55,126
  Amortization of software construction
        and product enhancements            139,179      778,750      722,039
  Costs related to management change and
        product discontinuance                    -            -      304,573
  Write-off of capitalized software costs         -      400,000            -
  Amortization of deferred income and
        deferred rent                      (220,601)    (277,797)    (274,809)
  Bad debts provision (recovery)                  -      (29,806)      17,135
  Amortization of discount on
        notes receivable                    (30,000)           -            -
  Provision for obsolete inventories         33,385       31,111       36,000
  Amortization of stock options                   -            -       57,888
  Loss from affiliates                            -      385,000            -
  Foreign currency (gain) loss and other        235      (26,646)    (170,128)
  Increase (decrease) in cash due
        to changes in:
    Receivables                              36,301      321,362     (225,525)
    Inventories                             120,886       64,595     (164,453)
    Prepaid expenses                            504         (405)         171
    Accounts payable and
          accrued liabilities               (87,469)    (296,605)     388,634
    Accrued rent                            (64,079)     (61,615)     (61,455)
    Deferred revenue (expense) and
          advanced billings to customers    183,581     (161,608)     894,817
                                          ---------    ---------    ---------
        Net cash provided by (used in)
          operations                       (186,720)      30,384      153,017

Cash used in investment activities
  Purchase of equipment and
    leasehold improvements                   (9,094)      (9,166)     (16,134)
  Proceeds from sale of fixed assets         13,976       72,210            -
  Software construction and
          product enhancement expenditures  (47,198)    (261,234)    (311,947)
                                           ---------   ---------    ---------
        Net cash used in
          investment activities             (42,316)    (198,190)    (328,081)

Cash provided by financing activities
  Proceeds from short-term notes payable     75,000      405,000     300,000
  Repayment of short-term notes and
          long-term obligations             (26,050)      (6,651)    (123,207)
                                            -------       ------     --------
        Net cash provided by
          financing activities               48,950      398,349      176,793

Increase (decrease) in cash                (180,086)     230,543        1,729
Cash - beginning of period                  259,494       28,951       27,222
                                           --------     --------      -------
Cash - end of period                       $ 79,408    $ 259,494     $ 28,951
                                           ========    =========    =========
Interest paid during the year (net of
        amounts capitalized)              $ 171,722    $ 349,603    $ 325,683
                                          =========    =========    =========


The accompanying notes are an integral part of these statements.

Page 17

Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 1998, 1997 and 1996


                    Common  Preferred   Paid in    Accumulated
                    Shares    Shares    Capital      Deficit        Total
                    ------  ---------   -------    -----------      -----

Balance at
  March 31, 1995  $62,674  $       -  $5,726,881  $(11,038,835)  $(5,249,280)

Common shares
  retired          (1,000)         -       1,000             -             -
Net income
  for year              -          -           -       387,306       387,306
                   ------   --------   ---------   -----------    ----------

Balance at
  March 31, 1996  $61,674  $       0  $5,727,881  $(10,651,529)  $(4,861,974)

Net income
  for year              -          -           -     1,898,113     1,898,113
                   ------   --------   ---------    ----------     ---------

Balance at
  March 31, 1997  $61,674  $       0  $5,727,881   $(8,753,416)  $(2,963,861)

Preferred shares
  Issued                -  2,400,000           -             -     2,400,000

Net loss for year       -          -           -      (315,604)     (315,604)
                  -------  ---------   ---------     ---------    ----------

Balance at
  March 31, 1998  $61,674 $2,400,000  $5,727,881   $(9,069,020)   $ (879,465)
                  ======= ==========



The accompanying notes are an integral part of these statements.


Page 18

Notes to Financial Statements

Note A - Summary of Accounting Policies

     The Company's principal activity consists of the design, manufacture, and marketing of data acquisition and analysis systems. A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications which had no effect on operating losses or net income (loss) for any period.

   1.  Notes Receivable, Shareholder

       The Company had a non-interest bearing note receivable from A&D Company, Ltd. (A&D) resulting from the sale of its Zeta Technology and software (Zeta Technology) which was paid on June 30, 1997 (See Note C of Notes to Financial Statements). The cash flow from this note was discounted to maturity at a rate consistent with current outstanding debt. The discount was amortized on a monthly basis to maturity and recorded as a reduction in interest expense.

   2.  Inventories

       Inventories are stated at the lower of cost or market. Finished products and work in process costs are determined principally by the average cost method, including material, labor, and overhead associated with inventory production. Raw material cost is determined by the first-in first-out method
(FIFO). Inventories are reduced by allowances for obsolescence totaling $185,000 and $230,670 at March 31, 1998 and 1997, respectively.

   3.  Depreciation

       Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives under the straight-line method. Estimated remaining useful lives range from three to five years.

   4. Research and Development Expenses and Software Construction and Product Enhancement

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

      Total unamortized costs for software construction and product enhancement at March 31, 1998 and 1997 were:

                                                         1998        1997
                                                         ----        ----

          Software construction                       $44,383    $136,367
          Product enhancement                               -           -
                                                      -------    --------

                                                      $44,383    $136,367
                                                      =======   =========

Capitalized costs of software construction and product enhancement and related information for fiscal years 1998, 1997 and 1996 follow:

                                                   1998       1997       1996
                                                   ----       ----       ----
Capitalized costs
   Software construction and
        product enhancement                     $47,198   $261,234   $306,947
   Interest                                           -          -      5,000

Amortization
   Software construction                        139,179    594,918    723,583
   Product enhancement                                -    183,832     99,037
   Development funding                                -          -   (100,581)

Reductions of capitalized software construction
      and product enhancement costs                   -    446,585     79,049

Net book value of assets sold                         -    271,552    582,973

Research and development expenses               195,825     27,298     11,731

Page 19

       During 1998, the Company wrote-off fully amortized capitalized costs totaling $2,646,650. There was no effect on the profit and loss statement. The reduction of capitalized software construction and product enhancement costs in 1997 was due to the estimated useful lives of certain products being reduced to reflect management's projection of future revenues. The 1996 amount was due to the write-off of costs related to a development project that was not completed, and is included in costs related to management change and product discontinuance on the accompanying statement of operations.

   5.  Income Taxes

       The Company provides for income taxes using the asset and liability method required under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." (See Note I of Notes to Financial Statements.)

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

   7.  Joint Ventures

       The Company, along with A&D, had established two jointly-owned entities, Zonic A&D Company, an Ohio general partnership, and Zonic A&D Ltd., a corporation organized under the laws of the United Kingdom, to conduct marketing activities with respect to the Company's and A&D's products in the Western Hemisphere and Europe, respectively. The Company's interest in the income and losses of these two entities was accounted for under the equity method of accounting. Under this method, the Company's net income for a particular accounting period included its proportionate share of the net income or losses reported by these entities during that period to the extent of its investment. (See Note J of Notes to Financial Statements for information relating to the termination of these joint ventures.)

   8.  Revenue Recognition

       The Company recognizes revenue upon shipment for contracts which are completed and shipped within one fiscal quarter. The Company recognizes revenue using the percentage of completion method for those contracts for which production spans more than one fiscal quarter and are material to the financial statements.

       Under the percentage of completion method, revenues are recognized based on the ratio of total cost incurred at the balance sheet date to total estimated cost of the project through completion. There were no contracts in progress at March 31, 1998 and 1997. Revenue totaling $91,531 was recognized under contracts in progress during 1996. Billings, as specified in the terms of a contract, in excess of revenue earned have been recorded as deferred income. Unbilled contracts of approximately $15,000 at March 31, 1997 related to amounts retained by the Company's customers pursuant to the terms of their contracts.

       The Company sells extended warranty contracts which provide for repair of hardware and no-cost upgrades of software. These contracts normally cover a one year period with revenue being recognized on a straight line basis over the contract period.

   9.  Credit Risk

       The Company is diversified geographically and has a broad customer base. The Company grants credit to substantially all of its customers. Export sales are generally secured with a letter of credit in favor of the Company payable on shipment. In addition to related party receivables discussed in Note J, at March 31, 1998 and 1997 two customers accounted for approximately 58% and 34% of total accounts receivable, respectively. The Company's credit risk is not concentrated in any one industry and the significant receivables were from different customers in 1998 and 1997. (See Notes G and H of Notes to Financial Statements). The Company had an allowance for doubtful accounts of approximately $26,000 and $41,000 at March 31, 1998 and 1997, respectively.

       The Company sells certain trade receivables which require payment of a fee based on the period of time the account remains unpaid by the customer. The Company retains substantially the same credit risk as if the receivables had not been sold. There were no such sales during 1998. Cash proceeds from the sale of trade receivables were $919,517 during 1997. At March 31, 1997, all receivables sold were collected from customers.

   10.  Stock Based Compensation

        The Company adopted the "disclosure-only" provisions of Statements of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock-Based Compensation and measures compensation expense for stock-based compensation using the intrinsic-value-based method under the provisions of the standard. (See Note E of Notes to Financial Statements.)

Page 20

   11.  Earnings Per Share

        The Company implemented SFAS No. 128 during the third quarter of 1998. Basic earnings (loss) per share is based on net income (loss) and the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on net income (loss) and the weighted average number of common shares plus all dilutive potential common shares. Exercise of options and the conversion of Preferred Stock (See Note B of Notes to Financial Statements) is not assumed when the effect would be anti-dilutive.

Due to the loss from continuing operations in 1998, Convertible Preferred Stock outstanding at March 31, 1998 is not included in the diluted earnings per-share computation as the effect would be anti-dilutive.

At March 31, 1998, there were 1,558,000 stock options and 450,000 warrants outstanding for the purchase of common shares. These potential common shares are not included in the diluted earnings per share calculation for any year as they would be anti-dilutive.

   12.  New Standards

        The Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments
of an Enterprise and Related Information" in June 1997.   Zonic will adopt
these standards in fiscal year 1999. Adoption of these standards will not impact the results of operations or financial position of the Company, but may require additional disclosures.

Note B - Preferred Stock

     Pursuant to the terms of a Subscription Agreement between the Company and A&D, dated January 30, 1998, A&D purchased 12,000 shares of Class A Non-Voting, Redeemable, Convertible Preferred Stock of the Company at a price of $100 per share which is convertible on or after January 30, 1999 at the rate of one Class A Preferred Share for 100 shares of common stock. In addition, A&D purchased 6,000 shares of Class B Non-Voting, Redeemable, Non-Convertible Preferred Stock of the Company at a price of $200 per share with an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings and charges beginning with the year ended March 31, 1999. In the event of liquidation or dissolution of Zonic, the Class A Preferred Stock is entitled to receive $100 per share, and the Class B Preferred Stock $200 per share, before holders of common stock receive any amounts. Both classes of Preferred Stock may be redeemed by the Company upon thirty days prior notice. Proceeds from the sale of the stock were used to retire debt and related accrued interest. These transactions were considered non-cash transactions on the accompanying Statement of Cash Flow.

Note C - Sale of Assets

     In December 1996, the Company sold its Zeta Technology to A&D. Principal assets sold included the core software and all the application software and associated techniques and know-how employed within the collection of software that the Company has developed and designed for its System 7000 and WS 7000 product lines. Under terms of the sale, the Company has the right to distribute Zeta Technology by paying a royalty payment to A&D equal to 15% of Zeta Technology sales made by the Company. The Company made royalty payments of $2,621 and $2,578 during 1998 and 1997, respectively.

Page 21

     The sales price of $3,618,578 consisted of (i) two notes receivable, one in the amount of $900,000 which was paid on March 31, 1997 and one in the amount of $1,500,000 which was paid on June 30, 1997, the proceeds of which were used to pay down the Company's outstanding bank debt; (ii) a $530,000 reduction of accounts payable owed to A&D by the Company; (iii) a $570,000 reduction of loans A&D has extended to the Company under a Credit Agreement (the "Credit Agreement") between the parties dated December 17, 1992; and (iv) the elimination of accrued interest totaling $118,578 on loans payable to A&D. The gain from this sale is net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenue, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. This transaction was considered a non-cash transaction on the accompanying Statement of Cash Flows.

     During 1997, the Company requested and received several offers for the purchase of its Xcite Product line. Management accepted the offer from Xcite Systems Corporation, 50% of which is owned by a corporation controlled by a significant shareholder of the Company and current member of the Company's Board of Directors. The sale price consisted of $70,000 in cash and royalty payments based on future sales. The Company recorded a gain on this sale of $16,550 in 1997. Due to the contingent nature of the royalty payments, the Company recognizes such payments when received. The Company received royalty payments totaling $29,058 during fiscal 1998. Included in this amount was $25,000 received for the sale of a portion of the rights to receive certain royalty payments to a current member of the Company's Board of Directors. Most of these royalty payments would have been received in fiscal 1998 according to the terms of the sale agreement.

     Product revenues from sales relating to the Series 7000 and WS7000 products and the Xcite Product Line were as follows:

                                            1998        1997         1996
                                            ----        ----         ----

          Series 7000 and WS7000        $306,546  $1,296,872   $1,463,922
          Xcite Product Line                   -     240,802      348,730

     In June 1995, the Company sold its 40% ownership interest in the WCA Products to A&D, owner of the remaining 60% interest in WCA. Proceeds from the sale were $2,000,000 which resulted in a pre-tax gain of $1,417,027. The gain on sale of this asset is net of the unamortized portion of Capitalized Software Construction and Product Enhancement for the WCA product. These proceeds were directly applied to reduce loans owed to A&D. Included in the terms of sale was the forgiveness of accrued interest on these loans amounting to $397,275 or $.13 per share, which was recorded as an extraordinary item.
In addition, modifications to the Credit Agreement were made, and A&D appointed the Company as exclusive distributor of the WCA Product in the Western Hemisphere.

Note D - Short-Term Note Payable and Long-Term Obligations
Short-term notes payable and long-term obligations at March 31 consist of the following:
                                                        1998         1997
                                                        ----         ----
     Loan payable to bank                           $ 53,125   $        -
     Guaranteed bank loan and note payable to bank         -    3,200,000
     Notes payable to A&D                                  -      605,000
     Other debt                                       19,426       23,601
                                                      ------       ------
                                                      72,551    3,828,601
     Less current maturities                          42,365    2,841,176
                                                      ------    ---------
                                                    $ 30,186   $  987,425
                                                    ========   ==========

     The loan payable and other debt as of March 31, 1998 mature as follows:
1999 - $42,365; 2000 - $20,417; 2001 - $5,134; and 2002 - $4,635.

     Based upon the borrowing rate currently available to the Company for bank loans with similar terms and average maturities, the fair value of long-term debt outstanding at March 31, 1998 approximates carry value. In 1997, the fair value of financial instruments was not provided for notes payable and long-term debt as it was not practicable to estimate such fair values as such instruments were being transacted with related parties or were guaranteed by related parties. The Company had not recently secured significant debt from unrelated parties and accordingly could not estimate, with reasonable certainty, the rate available to the Company or even if market debt was available at all. All other financial instruments were carried at an amount approximating their fair value.

     In December 1996, proceeds from the sale of Zeta Technology to A&D totaling $570,000 were used to reduce outstanding loans to A&D to $605,000. In addition, the Company received two notes receivable from A&D, one in the amount of $900,000 which was due and paid on March 31, 1997. The remaining note of $1,500,000 was paid on June 30, 1997. The proceeds from both notes receivable were used to pay down the Company's guaranteed bank loans.

     On April 1 1997, the guaranteed bank loan was amended into two separate loan agreements. Both of these loans were guaranteed by A&D. One loan for the amount of $1,500,000 incurred interest expense at approximately 7.2%.
Both interest and principal were paid on June 30, 1997 with proceeds from a note receivable from A&D. The other loan had a principal balance of $1,100,000 and was to mature on April 1, 2001. This loan required monthly interest payments commencing May 1, 1997, at a rate equal to the bank's cost of funds plus 1.3%, or approximately 7.11%. In addition, monthly principal payments ranged from $22,000 to $29,000 commencing October 1, 1997 until maturity. On October 31, 1997, A&D loaned the Company $28,446 to make its principal and interest payment due on this loan. On January 30, 1998, the remaining principal balance of $1,078,000 and related accrued interest of $26,757 was paid with proceeds from the sale of Class A Preferred Stock. (See Note B of Notes to Financial Statements.)

     Notes payable to A&D amounted to $633,446 on October 31, 1997 and incurred interest at the prime rate plus 1%, or 9.25% to 9.5%, during 1998.
On January 30, 1998, a principal payment of $95,243 was made on this loan with the proceeds from the sale of Class A Preferred Stock. On March 20, 1998, the remaining balance of this loan, $538,203, and related accrued interest of $61,797 were paid with proceeds from the sale of Class B Preferred Stock.
(See Note B of Notes to Financial Statements.)

Page 22

     A $600,000 short-term note payable to a bank which was guaranteed by A&D incurred interest at 1.50% over the Federal Funds Rate, or approximately 7.3%, adjusted and payable on a quarterly basis. On September 15, 1997, this note was repaid. The source of these funds was a $600,000 short-term note payable from another bank. This note required monthly interest payments computed at the prime rate less 1% with the principal payable in a lump sum on August 31, 1998 and was guaranteed by A&D. This note was repaid on March 20, 1998 with proceeds from the sale of Class B Preferred Stock.

     The payment of notes receivable from A&D, repayment of bank loans, loans payable to A&D and related accrued interest as noted above are considered non-cash transactions on the accompanying Statement of Cash Flows.

     On August 30, 1997, the Company borrowed $75,000 from a bank to make payment on past due rental obligations. This loan which matures on August 30, 1999 is secured by the assets of the Company and requires a monthly principal payment of $3,125 and interest computed at the prime rate plus 2%. (See Note F of Notes to Financial Statements)

     Other debt for $19,426 is a promissory note for the purchase of a company vehicle. Monthly principal and interest payments are $473, with the final payment due March 11, 2002. (See Note L of Notes to Financial Statements.)

     The Credit Agreement between the Company and A&D dated December 7, 1992 has terminated with the repayment of the loans made and guaranteed by A&D. In addition, A&D has released its security interest in the Company's assets.

     As consideration for entering into the Credit Agreement, the Company granted A&D a stock option to purchase 1,000,000 shares of the Company's stock at $2.00 per share. This option expires on March 20, 2004.

     Gerald Zobrist, the former President of the Company, personally guaranteed loans received under the Credit Agreement. This guarantee was terminated upon his resignation in December of 1995. As consideration for this guarantee, he received an option to purchase 140,000 shares of the Company's common stock at $2.00 per share. This option expires December 7, 2002.

     The options issued to A&D and the Company's former President in connection with the Credit Agreement were valued by an independent appraiser at $.18 per share, or $205,200. This amount was recorded as a reduction of long-term debt and credited to paid-in capital in the accompanying statements and was amortized to interest expense on a straight line basis from December 7, 1992 through March 31, 1996. Amortization included in interest expense amounted to $57,888 in 1996.

Note E - Stock Options

     The Company has certain incentive and non-qualified stock option plans available to key employees to purchase common stock of the Company at not less than the market value on the date of grant. A summary of option transactions during 1998 and 1997 follows:

                                               Number of     Weighted Average
                                                Options       Exercise Price
                                               ---------     ----------------

     Outstanding at March 31, 1995             1,651,750              1.78
     Granted in 1996                             190,000               .41
     Exercised in 1996                                 0                 -
     Forfeited in 1996                           (89,750)              .77

     Outstanding at March 31, 1996             1,752,000              1.68

     Granted in 1997                              15,000              0.30
     Exercised in 1997                                 -                 -
     Forfeited in 1997                           (61,000)             0.98

     Outstanding at March 31, 1997             1,706,000              1.70

     Granted in 1998                                   -                 -
     Exercised in 1998                                 -                 -
     Forfeited in 1998                          (148,000)             (.61)

     Outstanding at March 31, 1998             1,558,000              1.80

     Exercisable at March 31, 1997               609,750              1.40
     Exercisable at March 31, 1998             1,519,250              1.83

Page 23

The following table summarizes information about stock options outstanding at March 31, 1998.

                      Options Outstanding          Options Exercisable
                                   Weighted
                   Outstanding     Average     Weighted  Exercisable  Weighted
     Range of          at         Remaining    Average       at       Average
     Exercise         March 31,  Contractual   Exercise   March 31,   Exercise
     Prices             1998        Life        Price       1998       Price
     -------       ------------  -----------  ---------  -----------  --------

    .30 to .34       75,000         8.0            .33       52,500      .33
    .50 to .65      218,000         6.16           .61      201,750      .61
   1.75 to 2.50   1,212,500         4.90          2.02    1,212,500     2.02
       3.63          52,500         3.67          3.63       52,500     3.63

     At March 31, 1998, there were 305,500 incentive options and 1,252,500 non-qualified options outstanding and 244,500 common shares were available for granting additional options.

     During 1994, the Company issued warrants for 100,000 common shares in connection with the renegotiation of the lease of its facilities. The warrants are exercisable at $2.00 per share and expire on March 31, 2000. During 1995, the Company issued warrants for 350,000 common shares, with a market value of $8,750, in connection with the extinguishment of certain long-term debt obligations. These warrants are exercisable for $2.00 per share and expire on March 31, 2000. None of these warrants have been exercised.

     At March 31, 1998, the Company has reserved common shares sufficient to cover the exercise of outstanding stock options and warrants.

     The Company has adopted the "disclosure only" provisions of SFAS No. 123, therefore no compensation expense has been recognized for stock option grants. Had compensation expense been determined based upon the fair value (determined using the Black-Sholes option pricing model) at the grant date, consistent with the provisions of SFAS No. 123, the Company's income (loss) would have been the pro forma amounts as follows:

                                                1998         1997       1996
  Pro forma income (loss) before
     extraordinary item                   $ (333,078)  $1,884,008  $ (23,282)
  Pro forma income (loss) before
     extraordinary item
     per share of common stock                $ (.11)        $.62     $ (.01)

     There were no options granted during 1998. The weighted average per option fair value of options granted in 1997 and 1996 was $.27 and $.29, respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions used for grants in 1997 and 1996: no expected dividend yield and expected option lives of ten years for both years; expected volatility of 99% and 80%; and risk-free interest rates of 6.5% and 6.0%, respectively.

Note F - Operating Lease Commitments

     On August 15, 1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing a new lease for less space in the same building. The new lease commenced September 1, 1997 for a period of two years with monthly payments of $4,604 versus $16,112 under the prior lease. The minimum future rental commitment under the lease agreement is $55,248 and $23,020 in fiscal 1999 and fiscal 2000, respectively.

     Deferred rent arising from incentives and concessions from the landlord was $118,285 and $231,070 at March 31, 1998 and 1997, respectively. These amounts are amortized as a reduction of rent payments charged to expense over the remaining life of the lease. Rent expense for 1998, 1997 and 1996 was $91,866, $132,371, and $132,885, respectively. Amortization of deferred rent for 1998 was $48,706.

     The Company had no leases for furniture, fixtures, and computer equipment under operating leases at March 31, 1998.

Page 24

Note G - Foreign Sales

     The Company had foreign sales as follows:
                                                      Percent of
                                           Amount    Total Sales
                               1998      $519,000        26%
                               1997   $ 1,445,000        39%
                               1996   $ 2,027,000        56%


Note H - Sales to Major Customers

     Sales to major customers (customers with sales in excess of 10% of total annual sales) include products and services sold to end-user customers through the Company's exclusive selling agents for their respective geographic territories. These selling agents include related parties described in Note J of Notes to Financial Statements. Sales of large systems to end-users represent relatively high percentages of sales. However, the Company is not dependent on any one customer for future sales.

     No single customer accounted for more than 10% of the Company's total sales in 1998. There were two major customers in 1997, a foreign government and the U.S. Government, for which sales totaled $1,543,000 or 41% of total sales. In 1996, a foreign government was the major customer for which sales totaled $396,000 or 11% of total sales.

Note I - Federal Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets have been reduced by a valuation allowance, as it is uncertain if and when these benefits will be realized. Although the Company realized profits in 1997, there was no provision for income taxes as the result of changes in deferred tax assets and the related valuation allowance during the year.

     Deferred taxes at March 31 consist of the following:
                                                           1998          1997
                                                           ----          ----
Current deferred tax asset:
   Reserves not currently deductible                   $ 76,878      $102,600
   Deferred revenue                                      96,012        33,134
   Accruals not currently deductible                     62,294        31,709
   Net operating loss carryforward                            -         7,871
                                                         ------      --------
   Subtotal                                             235,184       175,314
                                                        -------      --------
Current deferred tax liability:
   Loss from affiliates                                       -      (175,314)
                                                       --------      --------
Net current deferred tax asset                          235,184             -
   Less valuation allowance                            (235,184)            -
                                                       --------      --------
      Net                                            $        -    $        -
                                                      =========     =========

Non-current deferred tax asset:
  Net operating loss carryforward                   $ 2,156,935    $2,305,085
  Research, development, and investment tax credits     646,248       650,355
  Deferred income                                        40,909        78,928
                                                     ----------    ----------
  Subtotal                                          $ 2,844,092    $3,034,368

Non-current deferred tax liability - Capital leases
      and accelerated depreciation                       (2,733)       (5,015)
                                                      ---------     ---------
Net non-current deferred tax asset                    2,841,359     3,029,353
Less valuation allowance                             (2,841,359)   (3,029,353)
                                                     ----------    ----------
    Net                                             $         -    $        -
                                                     ==========    ==========


Page 25

     The provision for income taxes for the years ended consist of the following:
                                                 1998         1997       1996
                                                 ----         ----       ----
  Deferred (income) expense                 $ (47,190)   $ 756,920   $ 59,636
  Increase (Reduction) in
    the valuation allowance                    47,190     (756,920)   (59,636)
                                             --------     --------    -------
  Provision for income taxes                $       -    $       -   $      -
                                             ========     ========    =======

At March 31, 1998 the Company had net operating loss carryforwards of approximately $6.3 million for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2001 and continuing through 2012.

     Tax credits are accounted for under the flow-through method as a reduction of the provisions for income taxes in the year utilized.

     The Company has $646,000 of tax credits primarily comprised of research and development available for U.S. income tax purposes. These credits expire at various dates beginning in 1999 and continuing through 2008.

Note J - Related Party Transactions and Bad Debt Expense-Affiliate

     The Company has developed a significant relationship with A&D, a 28.1% shareholder.

     In October 1988, the Company and A&D Engineering Inc., a wholly-owned subsidiary of A&D, formed a joint venture, Zonic A&D Company, to distribute all of the Company's products and A&D's spectrum analysis instruments in the Western Hemisphere. The Company and A&D each had 50% ownership interest and shared the results of operations equally. Under the joint venture agreement, the Company loaned $500,000 and A&D loaned $2,801,500 to Zonic A&D Company to fund operating costs. The Company accounted for its investment using the equity method of accounting and as such recognized losses only to the extent it was at risk for funding such losses. The Company was not required to provide any additional funding, but recognized losses up to its funded amount. The Company's portion of certain prior year profits were not recorded as these amounts offset unrecorded losses. The Company's investment in Zonic A&D Company was zero at March 31, 1997 and 1996 as a result of this accounting treatment.

     In 1991, the Company and A&D founded Zonic A&D Ltd. in the United Kingdom, to distribute the products of both companies in Europe. Each partner had a 50% ownership interest and shared the results of the operation equally. The Company contributed capital and made a loan totaling $485,000 and recognized losses to the extent of its investment in the affiliate. No losses have been recorded by the Company since 1992.

     During 1997, Zonic A&D Ltd. was liquidated. Management had previously recorded a provision for potential liabilities associated with the reduction and eventual liquidation of these operations, and as a result incurred no additional expense during fiscal year 1997. The operations of Zonic A&D Ltd. were not significant to the Company's financial statements. The partners of Zonic A&D Ltd. now distribute products in this market directly from their respective operations.

     During 1997, the Company and A&D agreed to dissolve Zonic A&D Company to simplify operations and reduce operating costs. All daily operations were merged with the Company on April 1, 1997 and the distribution of assets and liabilities occurred during 1998. The Company recorded a provision of $385,000 during 1997 for losses it expected to incur as a result of the dissolution. At March 31, 1998, remaining accrued costs of approximately $8,000 are expected to be paid during fiscal year 1999.

     The Company had no amounts due from/to Zonic A&D Company or Zonic A&D Ltd. at March 31, 1998 and 1997, respectively. During 1997, the Company wrote off receivables from Zonic A&D Company of $300,850 which was included in the $385,000 expense provision mentioned above. Also during 1997, the Company purchased from Zonic A&D Company accounts receivable of $2,053,461 due from end-user customers in exchange for forgiveness of accounts receivable due from Zonic A&D Company of the same amount.

Page 26

     The summarized balance sheets of Zonic A&D Company and the results of operations for the years ended March 31, 1998, and 1997 is as follows:

     Zonic A&D Company
     Balance Sheets
                                                      1998        1997
                                                      ----        ----
            Assets
          Current assets                           $     0      $1,275
          Fixed and other assets                         0         970
                                                   -------    --------
            Total assets                           $     0      $2,245
                                                   =======      ======

            Liabilities and Deficit
          Current liabilities                      $     0    $523,760
          Net deficit in owners' capital                 0    (521,515)
                                                   -------    --------
            Total liabilities and deficit          $     0      $2,245
                                                   =======      ======

     Statements of Operations
          Net revenue                              $     0    $370,580
          Net expenses                                   0     352,311
                                                   -------    --------
            Profit from operations                 $     0    $ 18,269
                                                   =======    ========

     Revenues from sales to A&D and Zonic A&D Company were $84,000, $2,167,375 and $2,040,206 during 1998, 1997, and 1996, respectively. Revenues during 1998 represent only amounts sold to A&D as the operations of Zonic A&D Company were merged into Zonic as of April 1, 1997.

     The Company sold its products to Zonic A&D Company at its normal gross profit margins for items resold to customers during 1997 and 1996. The Company also sold demonstration equipment to Zonic A&D Company at cost during 1997 and 1996. The Company paid commissions to Zonic A&D Company for sales to end-users. Commission expense for 1997 and 1996 was $370,580 and $353,346, respectively.

     The Company sells its products to A&D at discounts which vary by product for re-sale to end customers. The Company also purchases components from A&D used principally in the production of its WCA product line. Such purchases totaled $32,110, $31,767 and $301,889 during 1998, 1997 and 1996, respectively. The Company had receivable balances from A&D of $1,708 and $38,873 and amounts payable to A&D of $4,223 and $3,738 at March 31, 1998 and 1997, respectively.

     During 1997, A&D paid the Company $300,000 to promote its WCA products. The amount was recorded as deferred income and is recorded as a reduction of selling and administrative expenses as earned. The Company earned $35,000 and $50,000 during fiscal 1998 and 1997, respectively.

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

     The Company made contributions of $10,777, $12,067 and $14,040 for 1998, 1997 and 1996, respectively. None of the contributions were made in Company stock.

Page 27

Note L - Statement of Cash Flows

     In addition to those shown in the accompanying Statement of Cash Flows or Notes B, C and D of Notes to the Financial Statements, the following non-monetary transactions occurred:

       1) The Company offset accounts payable owed to A&D with accounts receivable from A&D in 1998 and 1997. This offset reduced both current assets and current liabilities by $33,868 and $74,481 in 1998 and 1997, respectively, resulting in no gain or loss.

       2) The Company received a direct loan for the purchase of fixed assets in the amount of $23,936 during 1997.

Note M - Basis of Financial Statement Presentation

     The Company has prepared a business plan for fiscal 1999 which contemplates improved cash flow during the third and fourth quarters due primarily to an increase in revenue, the benefit of continuing cost reduction measures achieved to date and significantly reduced interest expense. Specific to this business plan are increases in sales of specific products, constant level of staff, and expenditures for product development approximately equal to 1998.

As the result of continuing operating losses, the Company continues to experience cash flow problems, but has been able to reduce current liabilities during 1998 through the overall reduction of operating expenses and sale of preferred stock. The Company also improved the aging of its account receivable. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to generate sufficient cash to meet its obligations and sustain operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------  ---------------------------------------------------------------------

         Not Applicable.

                                   PART III

     Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders involving the election of directors which will be filed on or about July 29, 1998. The information being incorporated by reference is set forth under the captions: "Outstanding Voting Securities"; "Election of Directors"; "Executive Officers of the Company"; and "Executive Compensation."

Page 28

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a) The following documents are filed as a part of this Report or incorporated by reference:

   (1) All financial statements required to be filed by Item 8 of this Form and included in this Report have been listed previously.

   (2)  Financial Statements and Financial Statement Schedules Required:  none

   (3)  Exhibits

                                EXHIBIT INDEX

Exhibit No.    Description

 (3)   (i)    Amended and Restated Articles of Incorporation
              (incorporated by reference).

 (3)  (ii)    Code of Regulations (incorporated by reference).

 (3) (iii)    Amendment to Article II Section 1 of the Company's
              Code of Regulations (incorporated by reference).

 (4)   (i)    Specimen Common Share Certificate (incorporated by
              reference).

 (4)  (ii)    1989 Stock Option Plan (incorporated by reference).

 (4) (iii)    1991 Executive Stock Option Plan (incorporated by
              reference).

 (10)   (i)    Confidential "Zeta Technology" Sale Agreement between
               A&D Company, Ltd. and the Company
               dated December 31, 1996. (incorporated by reference).

 (10)  (ii)    Loan Agreement and Promissory Note between the
               Ashikaga Bank, Ltd. and the Company
               dated April 1, 1997.  (incorporated by reference).

 (10) (iii)    Loan Agreement and Promissory Note between the
               Ashikaga Bank, Ltd. and the Company
               dated April 1, 1997.  (incorporated by reference).

 (10)  (iv)    Promissory Note of the Company in favor of The Nippon
               Credit Bank, Ltd. dated March 11, 1997.
               (incorporated by reference).

 (10)  (v)     Lease Termination Agreement, dated August 29, 1997,
               between the Company and Duke Realty Limited
               Partnership.

 (10) (vi)     Lease Agreement, dated August 29, 1997, between the
               Company and Duke Realty Limited Partnership
               (incorporated by reference).

 (10) (vii)    Subscription Agreement, dated January 30, 1998,
               between Zonic Corporation and A&D Company.
               (incorporated by reference)

 (10) (viii)   Contribution Agreement among the Company and A&D
               Engineering and Zonic A&D Company, effective
               as of December 30, 1997.                                 E-1

 (10) (ix)     Notice of Abandommant of Partnership Interest by A&D
               Engineering, effective March 29, 1998.                   E-2

 (10) (x)      Termination Agreement between the Company and A&D
               Engineering, effective May 15, 1998.                     E-3

 (11)          Computation of earnings per common share -- See
               Note A-11 of Notes to Financial Statements.

 (27)          Financial Data Schedule.

    (b)  Reports on Form 8-K.
         None.

    (c)  Exhibits.
         See subparagraph (a) above.

    (d)  Financial Statement Schedules.
         None.


Page 29

                                    SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONIC CORPORATION

By:  /s/ James B. Webb
------------------------
     James B. Webb, President
Date:  June 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James B. Webb,
    -------------
    James B. Webb President,
    Treasurer,Principal Executive
    Officer, and Director

Dated:  June 26, 1998



/s/ John H. Reifschneider June 26, 1998
    ---------------------
    John H. Reifschneider
    Controller and Principal Financial and
                                  Accounting Officer

Dated:  June 26, 1998



/s/ Shoichi Sekine
    --------------
    Shoichi Sekine, Director

Dated:  June 26, 1998



/s/ Gerald J. Zobrist
    -----------------
    Gerald J. Zobrist, Director

Dated:  June 26, 1998


Page 30

                               EXHIBIT (10) (viii)

                              CONTRIBUTION AGREEMENT

                                  by and among

                     ZONIC CORPORATION, AN OHIO CORPORATION

                   A & D ENGINEERING, A CALIFORNIA CORPORATION

                          EFFECTIVE DECEMBER 30, 1997

     This CONTRIBUTION AGREEMENT (this "Agreement") is entered into by and between Zonic corporation ("Zonic"), an Ohio Corporation, A&D Engineering ("A&D"), a California Corporation, and Zonic - A&D Company, an Ohio General Partnership (the "Partnership") formed under a Partnership Agreement (the "Partnership Agreement") dated October 7, 1988. This Agreement shall be effective as of December 30, 1997 ("Contribution Date").

                                 RECITALS

     1. A&D and Zonic formed the Partnership in 1988 to act as a distributor of the Partners' products.

     2. The Partnership is indebted to the Partners for goods or services in the following amounts:

                      Zonic             $438,532
                      A&D                 13,684

     The payable to Zonic is referred to as the "Zonic Payable" and the payable to A&D is referred to as the "A&D Payable." The above payables are referred to collectively as the "Payables."

     3. The Partners desire to contribute their share of the Payables to the Partnership as additional contributions of captial (the "Contributions").

     In consideration of the forgoing and the mutual representations, warranties, covenants, and agreements herein contained, the Partners and the Partnership agree as follows:

1. Contribution of Payables to Partnership. Subject to the terms and conditions of this Agreement, Zonic hereby contributes the Zonic Payable to the Partnership and A&D hereby contributes the A&D Payable to the Partnership. The Contributions are intended to constitute tax-free contributions to a partnership under section 7321 of the Internal Revenue Code of 1986, as amended ("Code").

2. Effect of Contributions. In exchange for the contribution of the Payables, Zonic and A&D will receive a credit to their respective capital accounts in the amount of the respective Payables. Each Partner will continue to have a 50% percentage interest in the income, gains, losses and deductions of the Partnership after the Contributions.

3. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instruments and shall become a binding Agreement when one or more of the counterparts have been signed by each of the parties and delivered to the other party.

4. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of California.

     IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the date first set forth above.


ZONIC CORPORATION,                         A&D ENGINEERING,
AN OHIO CORPORATION                        A CALIFORNIA CORPORATION
By:  /s/ James B. Webb                     By:  /s/ Paul E. Huber
     -----------------                          -----------------
Its:  President & CEO                      Its:  President & CEO
      ---------------                            ---------------
      Title                                      Title


Page E-1

                              EXHIBIT (10) (ix)

                 NOTICE OF ABANDONMENT OF PARTNERSHIP INTEREST

                                      By

                  A&D ENGINEERING, A CALIFORNIA CORPORATION


TO:   ZONIC - A&D COMPANY, AN OHIO GENERAL PARTNERSHIP
      ZONIC CORPORATION, AN OHIO CORPORATION

     PLEASE TAKE NOTICE that A&D Engineering, a California Corporation, hereby abandons all of its partnership interest in Zonic - A&D Company, an Ohio General Partnership (the "Partnership"), effective March 29, 1998.

     A&D hereby assumes one half of all the partnership's liabilities existing as of the date of this Notice, and hereby agrees to indemnify and hold Zonic and the Partnership harmless from A&D's share of any and all currently existing liabilities of the Partnership.

     A&D hereby assigns to the Partnership its entire interest as general partner of the Partnership including, without limitation, (I) all of its capital account interest in the Partnership, (ii) all of its rights, title, and interest in and to all Partnership assets, (iii) all of its rights to share in the profits, losses, and distributions of the Partnership, and (iv) all of its rights and obligations as the general partner of the Partnership, as such rights and obligations are set forth in the Partnership Agreement or conferred by law.

A&D ENGINEERING,
A CALIFORNIA CORPORATION

By:  /s/ Paul E Huber
     ----------------
     Paul E Huber
Its:  President & CEO
      ---------------
      Title


Page E-2

                               EXHIBIT (10) (x)

                             TERMINATION AGREEMENT


     The undersigned Zonic Corporation ("Zonic"), and Ohio corporation and A&D Engineering, Inc. (A&D Engineering"), a California corporation, partners (collectively, the "Partners"), transacting business as Zonic - A&D Company, an Ohio general partnership (the "Partnership"), at Part 50 Technecenter Drive, in the City of Milford, State of Ohio, under a partnership agreement dated October 7, 1988, as amended (the "Partnership Agreement"), agree that the Partnership shall be dissolved as soon as practicable. A&D Co., Ltd., a Japanese corporation, is not a partner and is merely a signatory to this Agreement for the purposes of indicating its intent to be bound by the provisions of this Agreement. This agreement is effective as of May 15, 1998 ("Effective Date").

     WHEREAS, A&D Engineering has abandoned its interest in the Partnership and the Partners desire to dissolve the Partnership;

     WHEREAS, the Partners desire that all of the Partnership's assets be distributed to Zonic and all of the Partnership's liabilities will be assumed equally between the Partners;

     NOW, THEREFORE, the parties agree as follows:

     1.  Dissolution of Partnership.  The Partners hereby consent and agree to
         ---------------------------
     the dissolution of the Partnership.

     a. Zonic shall proceed to windup the affairs of the Partnership, and terminate the Partnership pursuant to the provisions of the Partnership Agreement and of applicable law.

     b. Each of the Partners agrees to do all things necessary and to promptly execuate all required documents to effect the dissolution and termination of the Partnership.

     2.  Winding Up and Distribution of Assets to Zonic.  Promptly upon the
         -----------------------------------------------
     execution of this Agreement, Zonic shall cause the Partnership affairs to be wound up and the books of the Partnership closed.
     Zonic shall cause the Partnership to distribute to Zonic all its assets ("Assets"), after the payment or provision for all expenses and all debts and other obligations of the Partnership to independent third parties.

     3.  Assumptions of Liabilities.  All liabilities existing shall be shared
         ---------------------------
     by the partners equally. Each Partner hereby indemnifies and holds the other Partner harmless from such Partner's share of any and all claims, actions, losses, expenses, liabilities and obligations, including attorneys' fees, arising out of the Partnership.

     4.  Employees.  Zonic intends to employ substantially all of the
         ----------
     Partnership's employees. However, nothing in this Agreement shall obligate Zonic to employ any employee of the partnership for any particular period of time.

     5.  Mutual Release.  Each of the parties hereby releases and forever
         ---------------
     discharges and indemnifies the other, and their directors, officers, employees, affiliates or agents, from all claims and demands whatsoever, in any manner arising under the Partnership Agreement, or in any manner relating to the business of the Partnership, except for the obligations of the parties set forth in this Agreement. Each of the parties acknowledges that as of the date hereof it is owned no amount for (I) its partnership interest or (ii) indebtedness, including interest thereon, of the Partnership to it whether arising from loans made to the Partnership of sales of product by the party to the Partnership.

     6.  Tax Elections and Tax Matters.  All elections required or allowed to
         ------------------------------
     be made with respect to the closing of the fiscal year of the Partnership for federal and state purposes, shall be made by Zonic with A&D Engineering's written consent. Zonic shall not have authority without first obtaining the consent of A&D Engineering to do any of the following:

     a. Enter into settlement with the Internal Revenue Service that purports to bind the partnership or A&D Engineering.

     b. File a petition as contemplated in IRC Section 6226(a) or IRC Section 6228.

     c.  Intervene in any action as contemplated in IRC Section 6226(b)(5).

     d.  File any request contemplated in IRC Section 6227(b).

     e. Enter into an agreement extending the period of limitations as contemplated in IRC Section 6229(b)(1)(B).

     7.  Indemnification for Product Liability Claims.  Each party
         ---------------------------------------------
     ("Indemnitor") hereby indemnifies and holds harmless the other ("Indemnitee"), its officers, directors, employees and agents from and against any loss, damage, claim, liability or expense (including legal fees) incurred by the Indemnitee in connection with any product liability claims for products manufactured by the Indemnitor and sold by the Partnership on or before the Effective Date.

     8. Amendment. This Agreement may be amended, supplemented, or interpreted at any time only by written instrument duly executed by all parties.

     9.   Entire Agreement.  This constitutes the entire agreement between the
         -----------------
     parties with respect to the subject matter thereof.

     10.  Filing of Certificate of Dissolution.  The parties shall execute and
          -------------------------------------
     file with the Clermont County, Ohio, Recorder a Certificate of Dissolution giving notice of the dissolution of the Partnership.

     11.  Governing Law.  This Agreement shall be governed by and construed in
          --------------
     accordance with the laws of the state of Ohio.

     12.  Further Actions.  The parties shall do, execute and deliver, or
          ----------------
     cause to be done, executed and delivered, all such further acts, documents, transfers and assurances necessary to carry out the terms of this Agreement.

     IN WITNESS WHEREOF, The parties hereto have executed this Agreement on the day and year first mentioned above written.


ZONIC CORPORATION

By:  /s/  James B Webb
     ------------------
Title:  President & CEO
        ---------------


A&D ENGINEERING, INC.

By:  /s/  Paul E. Huber
     ------------------
Title:  President & CEO
        ---------------


A&D COMPANY, LTD.

By:  /s/ Hikaru Furukawa
     -------------------
Title:  President
        ---------

Page E-3