Form 10-Q
period 1998-06-30
ZONIC CORP
filed 1998-08-11
CIK 320515

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  June 30, 1998     Commission File Number 0-12283

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes  X      No ___

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                  3,044,136
                                  ---------




Part I    Financial Information
Item 1.   Financial Statements

Statement of Operations
For The Three Month Periods Ended June 30,
 (unaudited)

                                                  1998        1997
                                                  ----        ----

Product and service revenues                  $442,583    $341,761

Cost of products and services sold             172,647     142,154
Selling and administrative expenses            251,388     273,701
Research and development expenses
     and software construction
     and product enhancement amortization       53,989     102,546
                                              --------     -------

Total Operating Expenses                       478,024     518,401
                                               -------     -------

Operating loss                                 (35,441)   (176,640)

Interest expense, net                           (2,384)    (42,797)
Foreign currency loss                                -        (583)
                                              --------    --------
Loss before taxes                              (37,825)   (220,020)

Provision for income taxes                           -	          -
                                            ----------    --------

Net loss                                   $   (37,825)  $(220,020)
                                          ============   ==========

Basic and diluted loss per share           $     (0.01)  $   (0.07)
                                           ============    ========

Weighted average shares outstanding          3,044,136   3,044,136




The accompanying notes are an integral part of these financial statements.



Item 1 - Financial Statements (continued)

Balance Sheets
As of June 30, 1998  & March 31, 1998
                                              (unaudited)
                                                Jun-30      Mar-31
ASSETS                                            1998        1998
                                                  ----        ----

Current Assets
   Cash                                        $18,104     $79,408
   Receivables
      Trade                                     92,779     248,519
      Related parties                            2,599       1,708
                                               -------     -------
    Total receivables                           95,378     250,227
    Inventories
       Finished products                        51,071     144,718
       Work in process                         208,743      49,111
       Raw material                            103,288      71,766
                                               -------     -------
    Total inventories                          363,102     265,595

    Prepaid expenses                             9,592       3,734
                                              --------     -------

       Total Current Assets                    486,176     598,964

Property and Equipment-at Cost
    Furniture and office equipment             447,692     452,417
    Machinery and plant equipment              598,925     597,022
    Software construction and
       product enhancement                   2,203,070   2,203,070
                                             ---------   ---------
                                             3,249,687   3,252,509
    Less accumulated depreciation and
       amortization                          3,162,591   3,151,876
                                             ---------   ---------
                                                87,096     100,633
                                             ---------   ---------

          Total Assets                        $573,272    $699,597
                                              ========    ========




The accompanying notes are an integral part of these financial statements.


Balance Sheets (Continued)
As of June 30, 1998  & March 31, 1998

                                                    (unaudited)
                                                        Jun-30      Mar-31
LIABILITIES                                               1998        1998
                                                          ----        ----

Current Liabilities
   Short term notes payable and current
      maturities of long-term debt                     $42,051     $42,365
   Accounts payable - trade                            653,524     728,062
   Accounts payable - related parties                   41,705       4,223
   Deferred Income                                     362,745     365,258
   Accrued liabilities
      Salaries and wages                               115,208     108,947
      Property and payroll taxes                        44,072      54,684
      Other                                            113,812     127,052
                                                       -------     -------
   Total Accrued Liabilities                           273,092     290,683
                                                       -------     -------

         Total Current Liabilities                   1,373,117   1,430,591

Long-Term Obligations, Less Current Maturities          20,034      30,186

Deferred Rent                                           97,411     118,285

SHAREHOLDERS' DEFICIT
   Preferred shares                                  2,400,000   2,400,000
   Common shares                                        61,674      61,674
   Additional paid-in capital                        5,727,881   5,727,881
                                                     ---------   ---------
                                                     8,189,555   8,189,555

   Accumulated deficit                              (9,106,845) (9,069,020)
                                                    ----------  ----------
Total Shareholders' Deficit                           (917,290)   (879,465)
                                                      ---------   ---------

         Total Liabilities & Shareholders' Deficit    $573,272    $699,597
                                                      ========    ========



The accompanying notes are an integral part of these financial statements.


Statement of Shareholders Deficit
For The Three Months Ended June 30, 1998
(unaudited)

                                          Additional
                    Common   Preferred     Paid-in     Accumulated
                    Shares     Shares      Capital      Deficit      Total

Balance,
  March 31, 1998   $61,674  $2,400,000 	$5,727,881  $(9,069,020)  $(879,465)

Net loss for period      -           -           -      (37,825)    (37,825)
                   -------  ----------  ----------  ------------  ----------

Balance,
  June 30, 1998    $61,674  $2,400,000 	$5,727,881  $(9,106,845)  $(917,290)
                   =======  ==========  ==========  ============  ==========



The accompanying notes are an integral part of these financial statements.


Statements of Cash Flows
For The Three Month Periods Ended June 30,
 (unaudited)

                                                          1998         1997
                                                          ----         ----
Cash used in operations:
   Net loss for period                                $(37,825)   $(220,020)
   Adjustments to reconcile net loss
         to cash from operations:
      Depreciation and amortization                      6,416        5,820
      Amortization of software construction
          and product enhancements                       9,828       33,000
      Amortization of note receivable
          from shareholder                                   -      (30,000)
      Provision for obsolete inventory                   6,000        9,000
      Amortization of deferred income and
         deferred rent                                 (50,391)     (51,447)
      Foreign currency loss and other                        -          583
   Increase (decrease) in cash due to changes in
      Accounts receivable                              154,849      144,096
      Inventories                                     (103,507)     (50,416)
      Prepaid expenses                                  (5,858)     (45,851)
      Accounts payable                                 (37,056)      52,486
      Accrued liabilities                              (17,591)     (47,698)
      Accrued rent                                           -      (15,159)
      Deferred income                                   27,004       (7,303)
                                                     ---------    ---------

         Net cash used in operations                    (48,131)   (222,909)

Cash used in investment activities:
      Purchase of fixed assets                           (2,707)     (2,174)
      Increase in software construction
         and product enhancements                             -     (25,582)
                                                         ------     -------

         Net cash used in investment activities          (2,707)    (27,756)

Cash used in financing activities:
      Payments on long-term obligations                 (10,466)       (665)
                                                        --------   ---------

Decrease in cash                                        (61,304)   (251,330)
Cash - beginning of period                               79,408     259,494
                                                        -------    --------

Cash - end of period                                   $ 18,104    $  8,164
                                                       ========    ========

Interest paid during period                            $  2,781    $ 84,211
                                                       ========    ========


The accompanying notes are an integral part of these financial statements.



 Item 1 - Financial Statements  (continued)
Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at June 30, 1998 and the results of operations and cash flows for the three month periods ended June 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1998. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.  New Standards

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in the current period. Under the provisions of this Statement, all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners are reported as comprehensive income. As required by the statement, comprehensive income should be reported as net income and other comprehensive income with a total amount displayed in the financial statements. Since the Company has no items of other comprehensive income during the current period, comprehensive income is not reported.

The Company will implement Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the annual financial statements of the current year. This statement requires disclosure of certain information for each operating segment of a business enterprise. Specific criteria is included in this statement to determine reportable segments of the business. The Company has a single reportable segment. Revenues and the loss for this segment are reported in the accompanying Statement of Operations. Adoption of the statement will not impact the reported results of operations of the Company and will not require additional disclosure.


3.  Year 2000 Issues

The Company is currently engaged in a comprehensive project to review its computer systems, applications and products sold to its customers to determine which, if any, are affected by the Year 2000 issue. Any corrective action required for Year 2000 compliance is expected to be completed by December 31, 1998.

The Company is also communicating with its significant suppliers and others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues.

Management does not expect the costs to correct any problems associated with Year 2000 compliance to have a material effect on the Company's business, its results of operations or its financial positions. All costs related to Year 2000 compliance are expensed as incurred.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------

Certain of the matters discussed under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operation" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, without limitation, the following: 1) the Company is unable to improve existing products or develop new products which satisfy needs in the Company's markets; 2) the Company is unable to penetrate new markets; 3) the Company is unable to retain existing personnel or hire additional personnel;
4) the industries the Company serves experience less rapid growth than anticipated; 5) the Company is unable to obtain supplies on a timely basis from its limited number of suppliers; 6) new competitors enter the markets the Company serves or existing competitors increase their marketing efforts;
7) the Company is unable to obtain additional debt or equity financing on favorable terms, if at all, to satisfy its cash requirements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.


Results of Operations
---------------------

Product and Services Revenue increased by $100,822, or 30% for the three months ended June 30, 1998, when compared to the prior year period. Sales increased in the Medallion and WCA product lines by $50,437 and $83,430, respectively. These increases were partially offset by decreases in the 7000 Series product line and extended warranty service revenue which were attributable to the continuing slow down in orders resulting from the Company's sale of its Zeta technology and software to A&D Company, Ltd (A&D) in fiscal 1997.

Order backlog amounted to $597,000 at June 30, 1998 compared with $226,000 at June 30, 1997. Much of this increase was due to a 7000 series order for 8 systems received during the fourth quarter of fiscal 1998. Only one unit was shipped in fiscal 1998, with the other 7 units to be shipped throughout the remainder of fiscal 1999. There was also a significant increase in the order backlog for Medallion products. These increases were partially offset by declines in orders for WCA products and extended warranty service contracts.

Costs of products and services sold were 39% of products and services revenues for the three months ended June 30, 1998 versus 42% for the prior year. The decrease in costs was due mainly to higher profit margins on the sale of Medallion products.

Selling and administrative expenses decreased $22,313 or 8% during the current period versus the same prior year period. This decrease was due to lower administrative salaries, less advertising and sales promotion costs, lower rent and other facility related costs and lower expense for professional services. These decreases were partially offset by higher sales commission and travel expenses. Selling and administrative expenses were 57% versus 80% of total revenue for the current and prior year periods, respectively.

Research and development expenses and software construction amortization was $53,989 for the current period versus $102,546 for the prior period. This decrease was due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during the past year and a decline in Medallion research and development expenses. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended June 30, 1998 was $2,384 versus $42,797 for the same period ended June 30, 1997. This decrease was due to significantly less borrowings during the current year resulting from the retirement of outstanding current and long-term debt using proceeds from the sale of preferred stock to A&D in fiscal 1998.

Liquidity & Capital Resources
-------------------------------------------

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at June 30, 1998 and March 31, 1998 were $34,555 and $44,383, respectively. There was no cash outlay for software construction and product enhancement projects during the current three month period compared to $25,582 for the prior year period.
Working Capital and Cash Flow

The Company's working capital decreased from a negative $831,627 at March 31, 1998 to a negative $886,941 at June 30, 1998 resulting in a decrease in the current ratio from .42 to .35. The decline was due to significant reductions in cash and accounts receivable partially offset by an increase in inventory required for the current backlog of orders.

The Company's cash flows from operations amounted to a negative $48,131 and payments on long-term debt totaled $10,466 for the three months ended June 30, 1998. There was no investment in software construction and product enhancement activities during the current period.

The Company continues to experience cash flow problems as the result of its operating loss. The Company is seeking additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.
PART II - Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see Statements of Operations

	Reports on Form 8-K  - None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By: /s/ James B. Webb
    -------------------------------------
    James B. Webb
    President and Chief Executive Officer



By: /s/ John H. Reifschneider
    -------------------------------------
    John H. Reifschneider
    Controller



Dated:  August 11, 1998