Form 10-Q
period 1998-09-30
ZONIC CORP
filed 1998-11-06
CIK 320515

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 1998     Commission File Number 0-12283


                               ZONIC CORPORATION
               (Exact name of Registrant as specified in its charter)



           Ohio                                      31-0791199
          -----                                      ----------
   (State of Incorporation)          (I.R.S. Employer Identification Number)

   50 West Technecenter Drive, Milford, Ohio           45150-9777
   -----------------------------------------           ----------
     (address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (513) 248-1911
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



                                  3,044,136
                                  ---------

                                   Page 1

Part I  Financial Information
Item 1.  Financial Statements

STATEMENT OF OPERATIONS
(unaudited)

                                      Three Months Ended     Six Months Ended

                                      9/30/98   9/30/97     9/30/98   9/30/97

Products and service revenues        $623,983  $479,033  $1,066,566  $820,795

Cost of products and services sold    215,994   172,592     388,641   314,746
Selling and administrative expenses   256,824   308,893     508,211   582,595
Research and development expenses
   and software construction and
   product enhancement amortization    49,842    96,210     103,831   198,757
                                      -------    ------     -------   -------
                                      522,660   577,695   1,000,683 1,096,098
                                      -------   -------   --------- ---------
Operating profits (loss)              101,323   (98,662)     65,883  (275,303)

Interest expense, net                  (2,856)  (48,524)     (5,240)  (91,320)
Foreign currency loss                       -         -           -      (583)
                                       ------   -------     -------   -------

Income (loss) before taxes             98,467  (147,186)     60,643  (367,206)

Provision for income taxes                  -         -           -         -
                                       ------   -------      ------   -------
Net income (loss)                      98,467  (147,186)     60,643  (367,206)

Less: Dividend payable on
      preferred shares                (13,528)        -     (13,528)        -
                                       ------   -------      ------   -------
Net income (loss) available
      to common shareholders         $ 84,939 $(147,186)    $47,115 $(367,206)
                                     ======== ==========    ======= =========

Basic and diluted earnings (loss)
      per share                        $ 0.03   $ (0.05)     $ 0.02   $ (0.12)

Weighted average shares outstanding 3,044,136  3,044,136  3,044,136 3,044,136


The accompanying notes are an integral part of these financial statements.
                                     Page 2

BALANCE SHEETS
As of September 30, 1998 & March 31, 1998
                                             (unaudited)
                                            September 30         March 31
ASSETS                                            1998             1998
Current Assets
     Cash                                    $   80,418       $   79,408
     Receivables
          Trade                                 145,783          248,519
          Related parties                         4,599            1,708
                                              ---------        ---------
     Total receivables                          150,382          250,227
     Inventories
          Finished products                      79,390          144,718
          Work in process                       133,807           49,111
          Raw material                           83,535           71,766
                                             ----------        ---------
     Total inventories                          296,732          265,595
     Prepaid expenses                            26,677            3,734
                                             ----------        ---------
          Total Current Assets                  554,209          598,964

Property and Equipment-at Cost
     Furniture and office equipment             447,692          452,417
     Machinery and plant equipment              602,232          597,022
     Software construction and
          product enhancement                 2,203,070        2,203,070
                                              ---------        ---------
                                              3,252,994        3,252,509
     Less accumulated depreciation and
          amortization                        3,176,394        3,151,876
                                              ---------        ---------
                                                 76,600          100,633
                                              ---------        ---------
               Total Assets                  $  630,809       $  699,597
                                             ==========       ==========

LIABILITIES
Current Liabilities
     Short-term notes payable and current maturities of
          long-term debt                     $   39,005       $   42,365
     Accounts payable - trade                   721,808          728,062
     Accounts payable - related parties          27,209            4,223
     Dividend payable                            13,528                -
     Deferred income                            291,776          365,258
     Accrued liabilities
          Salaries and wages                    122,096          108,947
          Property and payroll taxes             43,894           54,684
          Commissions                            82,336           95,066
          Other                                  32,375           31,986
                                               --------         --------
               Total Accrued Liabilities        280,701          290,683
                                                -------          -------
               Total Current Liabilities      1,374,027        1,430,591

Long-Term Obligations,
     Less Current Maturities                     12,595           30,186

Deferred rent                                    76,537          118,285

SHAREHOLDERS' DEFICIT
     Preferred shares                         2,400,000        2,400,000
     Common shares                               61,674           61,674
     Additional paid-in capital               5,727,881        5,727,881
                                              ---------        ---------
                                              8,189,555        8,189,555

     Accumulated deficit                     (9,021,905)      (9,069,020)
                                             ----------       ----------
         Total Shareholders' Deficit           (832,350)        (879,465)
                                             ----------        ---------
               Total Liabilities and
                    Shareholders' Deficit   $   630,809      $   699,597
                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                    Page 3

STATEMENT OF SHAREHOLDERS' DEFICIT
For the six months ended September 30, 1998
(unaudited)

                                          Additional
                    Common    Preferred      Paid-in  Accumulated
                    Shares       Shares      Capital       Deficit        Total
Balance,
   March 31, 1998  $61,674   $2,400,000   $5,727,881   $(9,069,020)  $(879,465)

Net income
   for the period        -            -            -        60,643      60,643

Dividend payable
   on preferred
   shares                -            -            -       (13,528)    (13,528)
                   -------   ----------   ----------   -----------   ---------
Balance,
   September 30,
   1998            $61,674   $2,400,000   $5,727,881   $(9,021,905)  $(832,350)
                   =======   ==========   ==========   ============  ==========


The accompanying notes are an integral part of these financial statements.

                                      Page 4

STATEMENTS OF CASH FLOWS
For the six months ended September 30,
(unaudited)
                                                         1998          1997
Cash provided (used) by operations
    Net income (loss) for period                    $  60,643    $ (367,206)
    Adjustments to reconcile net loss to cash
               from operations
        Depreciation and amortization                  10,388        10,875
        Amortization of software construction
               and product enhancements                19,659        70,000
        Amortization of note receivable
               from shareholder                             -       (30,000)
        Provision for obsolete inventory               12,000        18,000
        Amortization of deferred income
               and deferred rent                     (110,920)      (97,652)
        Foreign currency loss and other                     -           583

    Increase (decrease) in cash due to changes in
        Accounts receivable                            99,845       197,524
        Inventories                                   (43,137)      (36,873)
        Prepaid expenses                              (22,943)      (23,029)
        Accounts payable                               16,732        84,280
        Accrued liabilities                            (9,982)      (35,745)
        Accrued rent                                        -       (64,079)
        Deferred income                                (4,310)       22,283
                                                      -------       -------

            Net cash provided (used) by operations     27,975      (251,039)

Cash used in investment activities
        Purchase of equipment                          (6,014)       (6,225)
        Increase in software construction and
               product enhancements                         -       (42,203)
                                                     --------      --------

          Net cash used in investment activities      (6,014)      (48,428)

Cash provided (used) by financing activities
        Additions to debt obligations                       -        75,000
        Payments on debt obligations                  (20,951)       (5,178)
                                                     --------       -------

          Net cash provided (used) by
               financing activities                   (20,951)       69,822

Increase (decrease) in cash                             1,010      (229,645)
Cash - beginning of period                             79,408       259,494
                                                     --------      --------

Cash - end of period                                $  80,418    $   29,849
                                                    =========    ==========

Interest paid during period                         $   5,637    $   59,382
                                                    =========    ==========

The accompanying notes are an integral part of these financial statements.


Notes to Financial Statements

1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at September 30, 1998 and the results of operations for the three and six month periods ended September 30, 1998 and 1997 and its cash flows for the six month periods ended September 30, 1998 and 1997. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1998. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.  New Standards

The Company implemented Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the first quarter of the current year. Under the provisions of this Statement, all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners are reported as comprehensive income. As required by the statement, comprehensive income should be reported as net income and other comprehensive income with a total amount displayed in the financial statements. Since the Company has no items of other comprehensive income during the current year, comprehensive income is not reported.

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

3.  Year 2000 Issues

The Company defines Year 2000 compliance as proper functionality, or performance of a system, process, or equipment that is not adversely affected by dates prior to, during, and after the year 2000. Due to memory constraints, early programmers represented years by the last two digits of the century. Thus the year 1970 is represented by the number "70" in many older software programs. At the turn of the century, the year will become "00" and the computer or system will interpret this as the year 1900 and not the year 2000. Many systems have electronic components that utilize a date to control the function it serves. Most computer software, including the Company product offerings, utilize date identification.


The Company has initiated a comprehensive review and evaluation of all relevant internal and external systems, processes, and third party providers to determine their compliance or progress toward Year 2000 compliance. This review is to be completed by the end of 1998. If a system, process or third party provider is deemed significant to the operations of the Company and Year 2000 compliance is in question, the Company will develop a contingency plan to address the issue. At this time the Company has not encountered nor anticipates any significant Year 2000 issues requiring a contingency plan.

The Company's product offerings utilize date reference for the identification of printed and stored data. A date reference problem will result in stored data being tagged with an incorrect date, or printed data indicating an incorrect date. The Company has determined that certain legacy products will not be reviewed for Year 2000 compliance. All current products will be Year 2000 compliant. This information has been provided to the Company's clients and the information is available on the company's WEB site.

At this time the review process is 75% complete and the Company has discovered no material Year 2000 compliance issues. The Company has not incurred nor anticipates any additional significant expenses as a result of its on-going Year 2000 work.


4.  Dividend Payable on Preferred Stock

The Class B Preferred Stock of the Company includes an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings as defined and charges effective with the year ended March 31, 1998. The Company has recorded a dividend payable during the current three month period equal to 20% of year-to-date net income as defined. No amount was recorded during the first quarter of fiscal 1999 as the Company had a net loss for that period. This amount will be adjusted each quarter therafter to equal 20% of the then current year-to-date net income.

                                           Page 7

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


Results of Operations

Product and Services Revenue increased by $144,950, or 30% for the three months ended September 30, 1998, when compared to the prior year period. Sales increased in the Company's Medallion and 7000 Series product lines, but were partially offset by decreases in the WCA and MMS product lines. The increase in Medallion revenue was due to sales to a company under an OEM distribution agreement and the increase in 7000 Series revenue was from sales under an order for eight systems received during the fourth quarter of fiscal 1998.
For the six months ended September 30, 1998, revenue increased by $245,771 or 30% when compared to the same period of the prior year. Besides revenue increases in Medallion and 7000 Series products for the six month period, revenue also increased in WCA products as the result of sales made during the first quarter of the current year. These increases were partially offset by declines in consulting, extended warranty service and MMS product revenue attributable to the continuing slow down in orders resulting from the Company's sale of its Zeta technology and software to A&D Company, Ltd (A&D) in fiscal 1997.

Order backlog amounted to $300,000 at September 30, 1998 compared with $362,000 at September 30, 1997. The decrease was due to a decline in Medallion orders during the current three month period and as a result of the Company increasing its inventory of Medallion products throughout the current year which reduced the amount of time to fill orders from stock. The prior year also included several orders for manufacturing applications of Medallion-based products. This decrease has been substantially offset by the four remaining units from the eight system Series 7000 order received during the fourth quarter of fiscal 1998. These remaining units will be shipped throughout fiscal 1999.


Costs of products and services sold were 35% and 36% respectively of products and services revenues for the three and six months ended September 30, 1998 versus 36% and 38% respectively for the same periods of the prior year. The decrease in costs was due mainly to higher profit margins on Medallion product sales resulting from add-on software and equipment options and reduced production costs.


Selling and administrative expenses decreased $52,069 and $74,384 or 17% and 13% respectively during the current three and six month periods versus the same prior year periods. This decrease was due mainly to lower rent and other facility related costs and lower professional services expense. A decrease in sales commission expense during the current three month period as a result of fewer sales commissionable to sales representatives offset an increase earlier in the current year. These decreases were partially offset by higher sales promotion costs during the current three month period eliminating a decrease earlier in the current year and higher travel expenses. Selling and administrative expenses were 41% and 48% respectively of products and service revenues for the current three and six month periods versus 64% and 71% respectively for the same periods of the prior year.

Research and development expenses and software construction amortization was $49,842 and $103,831, respectively, for the three and six month periods ended September 30, 1998 versus $96,210 and $198,757, respectively, for the same periods of the prior year. These decreases were due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during the past year and a decline in the level of Medallion research and development costs versus the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $2,856 and $5,240, respectively, for the three and six month periods ended September 30, 1998 versus $48,524 and $91,320, respectively, for the same periods ended September 30, 1997. This decrease was due to significantly less borrowings during the current year resulting from the retirement of outstanding current and long-term debt using proceeds from the sale of preferred stock to A&D in fiscal 1998.

Income tax expense was $33,479 and $20,619, respectively, for the three and six months ended September 30, 1998 was offset by net operating loss carryforwards. At March 31, 1998, loss carryforwards totaling $6.3 million and tax credits of $646,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Liquidity & Capital Resources
Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at September 30, 1998 and March 31, 1998 were $24,724 and $44,383, respectively. No costs were capitalized for software construction and product enhancement projects during the current six month period compared to $42,203 for the prior year period.

                                        Page 9

Working Capital and Cash Flow

The Company's working capital improved from a negative $831,627 at March 31, 1998 to a negative $819,818 at September 30, 1998. The current ratio declined slightly from .42 at March 31, 1998 to .40 at September 30, 1998. The change in working capital was due primarily to a decrease in deferred income which was substantially offset by a decline in accounts receivable.

The Company's cash flows from operations amounted to $27,975 for the six months ended September 30, 1998. Payments on long-term debt totaled $20,951. There was no investment in software construction and product enhancement activities during the current period.

The Company has experienced some improvement in its cash flow resulting from its operating profit during the current period, but continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

PART II - Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

     Exhibit 11 - Computation of earnings per common share - see Statements of Operations

     Reports on Form 8-K  - None


                                       SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By:_/s/ James B. Webb_______________
    James B. Webb
    President and Chief Executive Officer



By:_/s/ John H. Reifschneider__________
    John H. Reifschneider
    Controller



Dated:  November 5, 1998

                                      Page 11
