Form 10-Q
period 1998-12-31
ZONIC CORP
filed 1999-02-05
CIK 320515

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  December 31, 1998     Commission File Number 0-12283


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
                                      Yes    X             No
                                         ----------            ---------

The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                 3,044,136




Part I 	Financial Information
Item 1. Financial Statements

STATEMENT OF OPERATIONS
(unaudited)

                                Three Months Ended      Nine Months Ended

                               12/31/98   12/31/97    12/31/98   12/31/97
                               --------   --------    --------   --------

Products and
     service revenues        $ 624,975  $ 699,308  $ 1,691,541  $ 1,520,103

Cost of products and
     services sold             217,110    282,514      605,750      597,259
Selling and
     administrative expenses   261,442    260,600      769,654      843,197
Research and development
     expenses and software
     construction and product
     enhancement amortization   50,299     59,254      154,130     258,011
                              --------    -------      -------     -------

                               528,851    602,368    1,529,534   1,698,467

Operating profits (loss)        96,124     96,940      162,007    (178,364)

Interest expense, net           (1,092)   (50,849)      (6,333)   (142,169)
Foreign currency gain              875        612          875           -
                                   500          -          500          29
                               -------   --------     --------     -------

Income (loss) before taxes      96,407     46,703      157,049    (320,504)

Provision for income taxes           -          -            -           -
                               -------   --------     --------    --------

Net income (loss)               96,407     46,703      157,049    (320,504)

Less: Dividend payable
     on preferred shares       (20,600)         0      (34,128)          0
                               -------    -------     --------    --------

Net income (loss) available
     to common shareholders   $ 75,807   $ 46,703    $ 122,921  $ (320,504)
                              ========   ========    =========  ==========

Basic and diluted
     income (loss) per share      0.02       0.02         0.04       (0.11)
                                ======     ======       ======      ======

Weighted average
     shares outstanding    $ 3,044,136 $3,044,136   $3,044,136  $3,044,136


The accompanying notes are an integral part of these financial statements.





Item 1 - Financial Statements  (continued)
BALANCE SHEETS
As of December 31, 1998 & March 31, 1998
                                       (unaudited)
                                         Dec.  31         Mar. 31
ASSETS                                     1998            1998
                                         --------         -------
Current Assets
     Cash                              $  95,052       $  79,408
     Receivables
          Trade                          174,813         248,519
          Related parties                      -           1,708
                                       ---------       ---------
     Total receivables                   174,813         250,227
     Inventories
          Finished products               27,337         144,718
          Work in process                106,805          49,111
          Raw material                    88,826          71,766
                                       ---------       ---------
     Total inventories                   222,968         265,595
     Prepaid expenses                     11,193           3,734
                                       ---------       ---------
          Total Current Assets           504,026         598,964

Property and Equipment-at Cost
     Furniture and office equipment      447,693         452,417
     Machinery and plant equipment       602,232         597,022
     Software construction and
          product enhancement          2,203,070       2,203,070
                                       ---------       ---------
                                       3,252,995       3,252,509
     Less accumulated depreciation
          and amortization             3,189,471       3,151,876
                                       ---------       ---------

                                          63,524         100,633
                                       ---------       ---------
               Total Assets            $ 567,550       $ 699,597
                                       =========       =========

LIABILITIES
Current Liabilities
     Short-term notes payable
          and current maturities
          of long-term debt            $  29,630       $  42,365
     Accounts payable - trade            610,229         728,062
     Accounts payable - related parties        -           4,223
     Dividend payable                     34,128               -
     Deferred income                     273,972         365,258
     Accrued liabilities
          Salaries and wages             137,032         108,947
          Property and payroll taxes      47,888          54,684
          Commissions                     91,983          95,066
          Other                           32,109          31,986
                                        --------        --------
             Total Accrued Liabilities   309,012         290,683
                                         -------        --------

             Total Current Liabilities 1,256,971       1,430,591

Long-Term Obligations,
     Less Current Maturities              11,460          30,186

Deferred rent                             55,663         118,285

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred shares                  2,400,000       2,400,000
     Common shares                        61,674          61,674
     Additional paid-in capital        5,727,881       5,727,881
                                       ---------       ---------
                                       8,189,555       8,189,555

     Accumulated deficit              (8,946,099)     (9,069,020)
                                      ----------      -----------
         Total Shareholders' Equity     (756,544)       (879,465)
                                      ----------      -----------

         Total Liabilities and
            Shareholders' Equity      $  567,550      $  699,597
                                      ==========      ==========


The accompanying notes are an integral part of these financial statements.

Item 1 - Financial Statements  (continued)

STATEMENT OF SHAREHOLDERS' DEFICIT
For the nine months ended December 31, 1998
(unaudited)

                                      Additional
               Common     Preferred    Paid - In    Accumulated
               Shares       Shares      Capital       Deficit       Total
              -------    ----------  -----------    -----------     -----
Balance,
March 31,
1998           $61,674   $2,400,000   $5,727,881   $(9,069,020)   $(879,465)

Net income
for the period       -            -            -       157,049      157,049

Dividends
payable on
preferred shares     -            -            -       (34,128)     (34,128)
                ------  -----------    ---------   -----------     --------

Balance,
December 31,
1998           $61,674   $2,400,000   $5,727,881   $(8,946,099)   $(756,544)
               =======   ==========   ==========   ===========    =========






The accompanying notes are an integral part of these financial statements.
Item 1 - Financial Statements  (continued)
STATEMENTS OF CASH FLOWS
For the nine months ended December 31,
(unaudited)
                                                           1998        1997
                                                         ------      ------
Cash provided (used) by operations
    Net income (loss) for period                        157,049    (320,504)
    Adjustments to reconcile net
           loss to cash from operations
        Depreciation and amortization                    13,637      15,467
        Amortization of software construction
               and product enhancements                  29,487     103,000
        Amortization of note receivable
               from shareholder                               -     (30,000)
        Provision for obsolete inventory                 18,000      27,000
        Amortization of deferred income and
               deferred rent                           (158,765)   (159,372)
        Gain on sale of assets                             (500)     (3,624)
        Foreign currency gain and other                    (875)        (29)

    Increase (decrease) in cash due to changes in
        Accounts receivable                              70,813      55,916
        Inventories                                      24,627      20,873
        Prepaid expenses                                 (7,459)    (11,546)
        Accounts payable                               (116,581)     33,333
        Accrued liabilities                              18,329      (2,235)
        Accrued rent                                          -     (64,079)
        Deferred income                                   4,857      84,813
                                                       --------    --------

             Net cash provided (used) by operations      52,619    (250,987)

Cash used in investment activities
        Purchase of equipment                            (6,014)     (6,225)
        Proceeds from the sale of fixed assets              500      13,510
        Increase in software construction and
           product enhancements                               -     (42,203)
                                                        -------    --------

             Net cash used in investment activities      (5,514)    (34,918)

Cash provided by financing activities
        Additions to debt obligations                         -      75,000
        Payments on debt obligations                    (31,461)    (15,432)
                                                        -------     -------

             Net cash provided (used) by
                financing activities                    (31,461)     59,568

Increase (decrease) in cash                              15,644    (226,337)
Cash - beginning of period                               79,408     259,494
                                                       --------     -------

Cash - end of period                                  $  95,052    $ 33,157
                                                      =========    ========

Interest paid during period                           $   3,669    $ 22,419
                                                      =========    ========

The accompanying notes are an integral part of these financial statements.
Item 1 - Financial Statements  (continued)
Notes to Financial Statements

1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at December 31, 1998 and the results of operations for the three and nine month periods ended December 31, 1998 and 1997 and its cash flows for the nine month periods ended December 31, 1998 and 1997.
The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company has initiated a comprehensive review and evaluation of all relevant internal and external systems, processes, and third party providers to determine their compliance or progress toward Year 2000 compliance. This review is to be completed by March 31, 1999. If a system, process or third party provider is deemed significant to the operations of the Company and Year 2000 compliance is in question, the Company will develop a contingency plan to address the issue. At this time the Company has not encountered nor anticipates any significant Year 2000 issues requiring a contingency plan.

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

At this time the review process is 85% complete and the Company has discovered no material Year 2000 compliance issues. The Company has not incurred nor anticipates any additional significant expenses as a result of its on-going Year 2000 work.


4.  Dividend Payable on Preferred Stock

The Class B Preferred Stock of the Company includes an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings as defined and charges effective with the year ended March 31, 1999. The Company has recorded a dividend payable during the current three month and nine month periods equal to 20% of year-to-date net income as defined. This amount is adjusted quarterly to equal 20% of the then current year-to-date net income.


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


Results of Operations
---------------------

Product and Services Revenue decreased by $74,333, or 11% for the three months ended December 31, 1998, when compared to the prior year period. Sales increased in the Company's 7000 Series product line, but were offset by decreases in the WCA, MMS, and Medallion product lines. The increase in 7000 Series revenue was due to sales under an order for eight systems received during the fourth quarter of fiscal 1998 which was completed during the current period. The decrease in Medallion revenue of approximately $103,000 was due primarily to less sales to a company under an OEM distribution agreement. For the nine months ended December 31, 1998, revenue increased by $171,438 or 11% when compared to the same period of the prior year. Besides an increase in revenue from 7000 Series products for the nine month period, revenue also increased in WCA products as the result of sales made during the first quarter of the current year and in Medallion products due to sales made to a company under an OEM distribution agreement earlier in the current fiscal year. These increases were partially offset by declines in consulting, extended warranty service and MMS product revenue attributable to the continuing slow down in orders resulting from the Company's sale of its Zeta technology and software to A&D Company, Ltd (A&D) in fiscal 1997.

Order backlog amounted to $272,000 at December 31, 1998 compared with $234,000 at December 31, 1997. There was an increase in orders for Medallion and Medallion based products during the current three month period. This increase was partially offset by a decrease in orders for WCA and 35XX Series products and extended warranty service contracts.

Costs of products and services sold were 35% and 36% respectively of products and services revenues for the three and nine months ended
December 31, 1998 versus 40% and 39% respectively for the same periods of the prior year. The decrease in costs was due mainly to higher profit margins on Medallion product sales resulting from add-on software and equipment options and reduced production costs.

Selling and administrative expenses increased slightly during the current three month period versus the same prior year period, but decreased by $73,543 or 9% during the current nine month period versus the same period of the prior year. There was a decrease in rent and other facility related costs, lower professional services expense, and sales commission expense during the current three and nine month periods. The decrease in sales commission expense was the result of fewer sales commissionable to sales representatives. There were higher sales promotion costs during the current three and nine month periods which offset these decreases in the current three month period but only partially offset decreases for the current nine month period. Selling and administrative expenses were 42% and 46%, respectively, of product and service revenues for the current three and nine month periods versus 37% and 55%, respectively, for the same periods of the prior year. The increased percentage for the current three month period was due mainly to lower revenues while the decreased percentage for the current nine month period was the result of expense reductions and higher revenues.

Research and development expenses and software construction amortization was $50,299 and $154,130 respectively, for the three and nine month periods ended December 31, 1998 versus $59,254 and $258,011, respectively, for the same periods of the prior year. These decreases were due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during the past year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $1,092 and $6,333, respectively, for the three and nine month periods ended December 31, 1998 versus $50,849 and $142,169, respectively, for the same periods ended December 31, 1997. This decrease was due to significantly less borrowings during the current year resulting from the retirement of outstanding current and long-term debt using proceeds from the sale of preferred stock to A&D in fiscal 1998.

Income tax expense was $32,778 and $53,397, respectively, for the three and nine months ended December 31, 1998 was offset by net operating loss carryforwards. At March 31, 1998, loss carryforwards totaling $6.3 million and tax credits of $646,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on preferred shares was $20,600 and $34,128, respectively, for the three and nine months ended December 31, 1998. See Dividend Payable on Preferred Stock under Notes to Financial
Statements.

Liquidity & Capital Resources
------------------------
Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 1998 and March 31, 1998 were $14,896 and $44,383, respectively. No costs were capitalized for software construction and product enhancement projects during the current nine month period compared to $42,203 for the prior year period.
Working Capital and Cash Flow

The Company's working capital improved from a negative $831,627 at March 31, 1998 to a negative $752,945 at December 31, 1998. The current ratio
declined slightly from .42 at March 31, 1998 to .40 at December 31, 1998.   The
change in working capital was due primarily to decreases in accounts payable and deferred income which was partially offset by a decline in accounts receivable.

The Company's cash flows from operations amounted to $52,619 for the nine months ended December 31, 1998. Payments on long-term debt totaled $31,461. There was no investment in software construction and product enhancement activities during the current period.

The Company has experienced some improvement in its cash flow resulting from its operating profit during the current three and nine month periods, but continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

PART II - Other Information

None

Item 6:  Exhibits and Reports on Form 8-K

     Exhibit 11 - Computation of earnings per common share - see Statements of Operations

     Reports on Form 8-K - Current reports on Forms 8-K amd 8-K/A reporting on the Company's dismissal of Deloitte & Touche LLP and the selection of Clark, Schaefer and Hackett & Co. as its auditor were filed on December 22, 1998 and December 29, 1998, respectively.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ZONIC CORPORATION



By: /s/ James B. Webb
------------------------------------
    James B. Webb
    President and Chief Executive Officer



By: /s/ John H. Reifschneider
------------------------------------
    John H. Reifschneider
    Controller



Dated:  February 5, 1999