Form 10-K
period 1999-03-31
ZONIC CORP
filed 1999-06-18
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-12283

                    For the fiscal year ended March 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1999 was $211,406.

The number of shares outstanding of the registrant's Common Shares as of June 11, 1999 was 3,044,136.


                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

Portions of the Registrant's Proxy Statement for the July 20, 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

         Special Cautionary Notice Regarding Forward-Looking Statements
--------------------------------------------------------------------------------
Certain of the matters discussed under the captions "Business," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include, without limitation, the following: 1) the Company is unable to improve existing products or develop new products which satisfy needs in the Company's markets; 2) the Company is unable to penetrate new markets; 3) the Company is unable to retain existing personnel or hire additional personnel; 4) the industries the Company serves experience less rapid growth than anticipated; 5) the Company is unable to obtain supplies on a timely basis from its limited number of suppliers; 6) new competitors enter the markets the Company serves or existing competitors increase their marketing efforts; and 7) the Company is unable to obtain additional debt or equity financing on favorable terms, if at all, to satisfy its cash requirements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.


                                     PART I

Item 1.  Business.

General

Zonic Corporation ("Zonic" or the "Company") designs, manufactures and markets integrated standard systems, which are used to measure and analyze the vibration and noise characteristics of mechanical structures. These systems are used worldwide in product design conformance testing, manufactured product quality verification, and operating machine condition monitoring. Key technologies utilized by the Company include personal computers and related peripheral equipment, multi-channel data acquisition, digital signal processing, structural analysis, noise analysis, and rotating machinery analysis.

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

Manufacturing Testing Systems. World-class manufacturing requires consistent quality. At all levels of the manufacturing process, manufacturers are being forced by their customers to not only incrementally improve quality, but also provide documentary evidence of the improvement. Interest is growing in using 100 percent parts inspection as a method of accomplishing zero-defect delivery of parts. Although there are a variety of techniques available to inspect a manufactured component, vibration analysis techniques offer the advantage of a non-invasive, non-destructive means to detect cracks and internal flaws of components. Further, vibration measurements of equipment integral to the manufacture of components or the end product can be used as a means to document the process under which that component or end product was produced.

When a vibration analysis system is used for non-destructive production testing, the vibration characteristics of an approved component are measured and used as a baseline. As each component is produced, it is tested and compared to that baseline. Components that do not match the baseline can be rejected or receive a more thorough inspection and analysis. A metal casting is an example of a component for which this technique is applicable. When inspection on a unit is not practical, such as coiled metals, the machinery producing the product can be monitored for vibration characteristics, which affect the quality of the product. In both cases, data specific to the manufactured item can be retained as evidence of the condition of the product at that point in the manufacturing process.

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

Relationship

In 1988, the Company entered into a relationship with A&D Co. Ltd., a Japanese instrument manufacturer, ("A&D"). As part of this relationship, A&D acquired a 28% ownership interest in the Company. The Company had entered into various joint product development arrangements, marketing arrangements and a credit agreement with A&D most of which have been terminated in the past few years.

Pursuant to the terms of a Subscription Agreement between the Company and A&D, dated January 30, 1998, A&D purchased 12,000 shares of Class A Non-Voting, Redeemable Convertible Preferred Stock of the Company ("Class A Preferred Stock") at a price of $100 per share. The Class A Preferred Stock is currently convertible at the rate of one Class A Preferred Share for 100 shares of common stock. Proceeds of $1,200,000 from this sale were used to repay a bank loan of $1,078,000, and related accrued interest of $26,757 and to settle a portion of the loans payable to A&D of $95,243. In addition, A&D purchased 6,000 shares of Class B Non-Convertible, Redeemable, Non-Voting Preferred Stock of the Company at a price of $200 per share with an annual dividend equal to 20% of the Company's annual after-tax earnings excluding non-recurring earnings and charges ("Class B Preferred Stock"). Proceeds of $1,200,000 from the sale of Class B Preferred Stock were used to repay a short-term bank loan of $600,000 that A&D guaranteed, the balance of loans payable to A&D totaling $538,203 and related accrued interest of $61,797. In the event of liquidation or dissolution of Zonic, the Class A Preferred Stock is entitled to receive $100 per share, and the Class B Preferred Stock $200 per share, before holders of common stock receive any amounts. Both classes of Preferred Stock may be redeemed by the Company upon thirty days prior notice, the Class A shares at $100 per share, and the Class B shares at $200 per share. Pursuant to the Subscription Agreement, the Credit Agreement between the Company and A&D dated December 7, 1992, under which A&D made loans to the Company, was terminated and A&D released its security interest in the Company's assets.

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

Zonic Medallion Series - The Medallion is Zonic's newest product having been introduced in February 1996 with shipment commencing in June 1996. The product was designed for field-testing and is integrated with a laptop personal computer running Microsoft Windows 95 or NT. The base product includes eight channels of signal conditioning, a digital signal processing card which fits into the PCMCIA slot of the personal computer, necessary cables and software. During fiscal year 1999, the Company introduced units with 2, 4, or 6 input channels. The Company offers accessories including personal computers, carrying cases, battery packs, and additional analysis software. The Company also sells third party software packages with Medallion systems. The price range is $10,000 to $40,000.

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

Zonic 7000 Series - The 7000 series was designed to provide cost-effective large channel count systems for applications where simultaneous data acquisition is crucial. Systems range in size from eight input channels configured with desktop personal computers running Microsoft Windows NT and PC based analysis software applications to systems of greater than 500 input channels controlled by UNIX based workstation computers as a part of integrated Computer Aided Design and Test systems. The product is modular and systems can be tailored to specific applications through configuration of hardware modules and application software modules.

A variety of software is offered, again tailored to the specific application. For general signal data acquisition and FFT analysis, Zeta software is used. For structural analysis applications, the Company will offer either MTS Systems Corporation's ("MTS") structural analysis software or Spectral Dynamics' STAR series software. The MTS software is available on both UNIX and Windows NT operating systems. Spectral's STAR software is offered for PC host computer applications only. The Company has Distribution Agreements with both MTS and Spectral Dynamics for the distribution of their software products.

Windows NT based 7000 systems have a price range from $25,000 to $130,000 depending on configuration and software content. UNIX based systems sell for approximately $50,000 to over $1,000,000 primarily due to larger channel counts and the amount of add-on equipment and services. The Company's sale of its Zeta Technology and software to A&D in fiscal year 1997 has had an adverse effect on the marketability of 7000 Series products. However, the Company continues to support its customers for these products and has no plans to suspend that support.

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

The Company's Machinery Monitoring Systems are designed to measure vibration characteristics and operating parameters (pressures, temperatures, speeds, etc.) at predetermined intervals. The systems record, store, organize and analyze massive amounts of data. The systems also perform analytical functions to assist maintenance personnel in monitoring the equipment.

The Company's Machinery Monitoring Systems compare current vibration characteristics with a baseline determined when the equipment was new. Based on this comparison, the systems are designed to monitor wear and predict possible failure before it occurs. They can also be programmed to broadcast alarms or even shut down the machine if certain parameters exceed predetermined levels. Machinery Monitoring Systems also can be programmed to use the operating data they collect to calculate adjustments to operating parameters that will maximize efficiency and minimize fuel usage.

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

The Company sells its products worldwide, but principally in the United States, Canada, the Pacific Rim Countries (Korea, Japan, China, etc.) and India. Export sales accounted for 10%, 26%, and 39% of the Company's net revenue during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. See Note G of Notes to Financial Statements. The Company is represented in these markets by manufacturers' representatives and agents who solicit orders for the Company's products on behalf of the Company. The Company sells its products and services directly to the end customer and pays the representative a commission. A&D sells Zonic products in the Japanese market. The Company is the exclusive distributor of the WCA Product owned by A&D in the Western Hemisphere. (See Note J of Notes to Financial Statements.) In Japan, A&D buys products from the Company for re-sale to end customers. The Company sells it products to A&D at discounts which vary by product. These discounts are a vendor-to-agent discount and not a discount to the end-user. Generally, the discount rates made available to A&D for specific products are greater than the discount rates made available to non-affiliated international sales agents in other countries because of the significance of the Japanese market and because A&D, as a manufacturer of similar products, has significantly more technical expertise than other agents currently used by the Company. Accordingly, A&D can provide installation and more technical services to the end user, which reduces the Company's selling expenses. The Company believes that the terms made available to A&D as an international sales agent are fair and are not more favorable than the terms that would be made available to a non-affiliated sales agent in a similar market and with similar technical expertise.

Major Customers

There were two customers, which accounted for 10% or more of the Company's total revenues in 1999. See Note H of Notes to Financial
Statements.

Manufacturing and Supplies

In manufacturing its systems, the Company utilizes custom-designed electronic components, custom-machined parts and, to the extent feasible, commercially available devices such as integrated circuits, power supplies, and CRT monitors. The Company also purchases engineering workstations and personal computers that are used in the assembly of its products.

The Company purchases several component parts from single source suppliers. If these single source suppliers are unable to supply the Company with needed parts, or to supply them on schedule, material production delays could occur.

Service, Maintenance and Warranty

The Company provides a one-year limited warranty from the date of shipment for all hardware products, and effective January 1, 1999, the limited warranty for software products was also extended from ninety days to one year. The Company will repair, or at its option, replace defective products returned to its Milford, Ohio, location. As an alternative, service technicians employed by the Company will provide repair service at the customer's location if the customer pays travel expenses. Service for products sold overseas are generally provided by the Company's appointed agent in that country. (See Item 1 Business - Marketing and Distribution) The Company's warranty expense was 2.0%, 3.0%, and 2.0% of revenue for fiscal 1999, 1998 and 1997, respectively.

The Company also sells extended warranty service contracts for Zonic manufactured equipment and software. These contracts are generally for one year and extend the original warranty provisions. Effective January 1, 1999, the price for one year of extended warranty coverage is 10% of the then current price for the covered equipment and software. All products are on a return to factory basis and include software, in which case, software updates are provided at no additional charge. Software updates for customers under extended warranty are available from the Company's website.

Research and Development and Software Construction

Research and product development and software construction is an important factor in the Company's business. The Company maintains an internal staff of three full-time employees for the development of new products and software, as well as the improvement and refinement of its present products and the expansion of their uses and applications. There can be no assurance the Company will be successful in developing new products or software or improving existing products or software. Moreover, there can be no assurance that the introduction of new products or technological developments by others will not materially and adversely affect the Company's operations. The Company has reduced its research and product development and software construction in 1999 and 1998 versus levels in prior years.

Software construction and product enhancement costs totaling $47,000 and $261,000 were capitalized during fiscal years 1998 and 1997, respectively. There were no software construction and product enhancement costs capitalized during fiscal year 1999. Software construction and product enhancement amortization expenses for fiscal years 1999, 1998 and 1997 were $44,000, $139,000, and $779,000, respectively. The Company expensed $163,000, $196,000, and $27,000 for research and product development for fiscal 1999, 1998, and 1997, respectively.

Patents

The Company's primary focus in the area of research and development is the development of data acquisition and digital signal processing equipment. In the opinion of management, the Company's present position and its future progress are a function of the level of excellence and creativity of its technical staff; patent protection is useful, but of secondary importance.

Competition

The Company markets a full range of standard products for use in analyzing noise and vibration from single channel instruments to systems that process over 1,000 channels of data. (See Item 1 Business - Products). There are different competitors in each market segment.

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

Product Backlog

The Company's product and services backlog of orders believed to be firm as of March 31, 1999 and March 31, 1998 was $309,000 and $705,000, respectively. The most significant portion of this decrease was related to a 7000 Series order for 8 systems received during the fourth quarter of fiscal 1998. Only one unit was shipped in fiscal 1998, with the remaining units shipped throughout fiscal 1999. Significant decreases in product backlog also occurred in the WCA and standard Medallion product lines. These decreases were partially offset by orders in targeted new markets for special systems and test applications using Medallion products.

Generally, orders can be processed and shipped on products not requiring modifications from stock within 45 days. Certain orders are processed and shipped on a longer cycle due to customer delivery requests or because of modifications ordered by a customer. Orders are subject to cancellation upon certain conditions.

Employees

As of March 31, 1999, the Company had 16 employees. Many of the Company's employees are highly skilled. The Company's continued success will depend in part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are good.

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

(b) As of March 31, 1999, there were 571 holders of record of the Company's Common Shares, without par value, the Company's only class of common equity. On June 11, 1999, there were 3,044,136 Common Shares of the Company outstanding.

(c) The Company did not pay any dividends on its common shares during the fiscal years ended March 31, 1999 and March 31, 1998.

Item 6.  Selected Financial Data.
The following financial data is provided for the Company and its subsidiaries for the five preceding fiscal years. See Note C of Notes to Financial Statements.

    ...................................

                                                 1999          1998            1997           1996           1995
                                         ------------   ------------   -------------  -------------  -------------

Net revenues ..........................  $  2,114,183  $   2,025,938   $   3,734,706  $   3,639,982  $   4,860,036
Gain on sale of assets ................  $     (6,050) $       4,090   $   3,027,551  $   1,417,027  $           0

Profit (loss) before
   extraordinary item .................  $    164,207  $    (315,604)  $   1,898,113  $      (9,969) $  (1,366,481)

Net profit (loss) .....................  $    164,207  $    (315,604)  $   1,898,113  $     387,306  $     447,648

Basic earnings (loss) per share:
Profit (loss) before
   extraordinary item .................  $       0.04  $       (0.10)  $        0.62  $        0.00  $       (0.44)

Extraordinary item - gain from
   debt restructuring net of taxes ....  $       0.00  $        0.00   $        0.00  $        0.13  $         0.58

   Net profit (loss) ..................  $       0.04  $       (0.10)  $        0.62  $        0.13  $         0.14

Diluted earnings (loss) per share:
Profit (loss) before extraordinary item  $       0.04  $       (0.10)  $        0.62  $        0.00  $        (0.44)

Extraordinary item - gain from
  debt restructuring net of taxes .....  $       0.00  $        0.00   $        0.00  $        0.13  $          0.58

   Net profit (loss) ..................  $       0.04  $        (0.10) $        0.62  $        0.13  $          0.14

Total assets ..........................  $    568,827  $      699,597  $   2,687,484  $   3,242,766  $     4,387,721

Long-term obligations
  (including long-term debt
  and capital leases less
  current maturities) .................  $     10,160  $       30,186  $     987,425  $   4,070,000  $     6,018,761

Cash dividends declared
  per common share ....................  $       0.00  $         0.00  $        0.00  $        0.00  $          0.00


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations

1999 versus 1998
Revenues. Total revenues increased $88,000 or 4% in fiscal 1999 from the prior year. Sales increased in the Company's 7000 Series, WCA and Medallion product lines and decreased in consulting, extended warranty and MMS products. The increases in 7000 Series and WCA revenues were due to sales resulting from orders received in fiscal 1998 which were completed during the current year. The increase in Medallion revenues was due primarily to sales made to a company under an OEM distribution agreement. The decrease in consulting, extended warranty and MMS revenues were attributable to the continuing slow down of orders resulting from the sale of its Zeta technology and software to A&D Company Ltd. in fiscal 1997. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1999 to 90% compared to 74% in 1998. The Company's largest customer in 1999, a U.S. company, accounted for 16% of total sales. A foreign government was the Company's largest customer in 1998 that accounted for 8% of total sales.

Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues decreased to 37% in 1999 from 40% the prior year. The improved profit margin was due primarily to higher profit margins on Medallion product sales resulting from add-on software and equipment options and reduced production costs.

Selling  and  Administrative  Expenses.   Selling  and  administrative  expenses
decreased by approximately $77,000 or 7% in 1999 from the prior year due primarily to a decrease in rent and other facility related costs, lower professional services expense and sales commisssion expense resulting from fewer sales commissionable to sales representatives. As a percentage of total revenue, these expenses decreased to 45% in 1999 compared to 51% in 1998.

Research and Development and Software Construction and Product Enhancement Amortization. Research and development expense and software construction and product enhancement amortization decreased by $128,000 or 38% in 1999 versus 1998. This decrease was due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during recent years. (See Liquidity and Capital Resources and Note A-3 of Notes to Financial Statements.)

Interest Expense. Interest expense decreased by $158,000 in 1999 due to significantly less borrowings during the current year resulting from the retirement of outstanding current and long-term debt using proceeds from the sale of preferred stock to A&D in fiscal 1998.

Foreign Currency Gains (Losses). Foreign currency gains and (losses) of $875 and $(146) in 1999 and 1998, respectively were due to increases and decreases in value of the U.S. dollar against the Japanese yen.

Results of Operations

1998 versus 1997
Revenues. Total revenues decreased $1,709,000 or 46% in fiscal 1998 from the prior year. Sales decreased across all product lines, except Medallion, with significant declines in the Company's 7000 Series and Machinery Monitoring System (MMS) product lines. The prior year included revenue from work completed on a large MMS order received in fiscal year 1996. Revenue from this project was recorded on the percentage of completion method in accordance with the Company's revenue recognition policies and the project was completed in December 1996. Revenue from the Medallion product line that was introduced during 1997 was $1,175,000, an increase of $718,000 over the prior year. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1998 to 74% compared to 61% in 1997. The Company's largest customer in 1998, a foreign government, accounted for 8% of total sales. A foreign government was also the Company's largest customer in 1997 that accounted for 29% of total sales.

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

Research and Development and Software Construction and Product Enhancement Amortization. Research and development expense and software construction and product enhancement amortization decreased by $471,000 or 58% in 1998 versus 1997. This decrease was due to less amortization expense as a result of the sale of the Company's Zeta technology and software and accompanying writedown of software construction and product enhancement costs associated therewith in December 1996. This reduction has been partially offset by amortization expense related to Medallion products of $118,000 and an increase in research and development expense of $169,000 during 1998. The Company capitalized certain costs related to significant improvements in its products, which were incurred after technological feasibility of the product was established. Such costs are amortized over the estimated useful life of the improvements. (See Liquidity and Capital Resources and Note A-3 of Notes to Financial Statements.)

Gain on Sale of Asset. In December 1996, the Company sold its Zeta Technology to A&D for $3,618,578. The gain from this sale was net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenues, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942.

Loss From Affiliate. The Company recorded expenses of $385,000 during 1997 related to uncollected old accounts receivable from the affiliate and costs expected to be incurred from the dissolution of Zonic A&D Company.

Interest Expense. Interest expense decreased by $220,000 in 1998 from the prior year as borrowings decreased substantially during the current year. In addition, the Company realized benefits for the entire year from the reduction of debt resulting from the sale of the Company's Zeta Technology in 1997.

Foreign Currency Gains (Losses). Foreign currency (losses) and gains of $(146) and $26,462 in 1998 and 1997, respectively were due to decreases and increases in value of the U.S. dollar against the Japanese yen.

Liquidity and Capital Resources.

Working capital as of March 31, 1999 was a negative $748,000 versus a negative $832,000 as of March 31, 1998. The improvement was due to a reduction in the current maturity of long-term debt, accounts payable and deferred income. These reductions were partially offset by a decrease in cash.

The Company's cash flow from operations was $5,000 in fiscal 1999. Payments on long-term debt totaled $42,000 and purchases of equipment totaled $11,000. There was no investment in software construction and product enhancement activities during fiscal 1999.

The Company has experienced some improvement in its cash flow resulting from its operating profit during fiscal 1999, but continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional sources of working capital either through additional debt or equity financing to sustain operations and reduce current liabilities. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.

Market Risk

The Company's operations and cash flow can be affected by, among other things, interest rate changes and foreign currency fluctuations. The impact of any reasonably possible change in the values of these financial items on the Company's financial position, its results of operations, and its cash flows would be immaterial.


Item 8.  Financial Statements and Supplementary Data.
Financial Statements included as part of this Report:

                                                                                                      Page No.

Independent Auditors' Report............................................................                12-13

Statements of Operations for the Years Ended March 31, 1999, 1998 and 1997..............                14

Balance Sheets as of March 31, 1999 and 1998............................................                15

Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997..............                16

Statements of Shareholders' Equity (Deficit) for the Years
     Ended March 31, 1999, 1998 and 1997 ...............................................                17

Notes to Financial Statements...........................................................                18



Independent Auditors' Report





To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio



We have audited the accompanying balance sheet of Zonic Corporation as of March 31, 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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




by: / s / Clark, Schaefer, Hackett & Co.



Cincinnati, Ohio

May  18, 1999

Independent Auditors' Report





To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio



We have audited the accompanying balance sheet of Zonic Corporation as of March 31, 1998 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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




by: / s / Deloitte and Touche LLP



Cincinnati, Ohio

June 22, 1998

Statements of Operations for the Years Ended March 31, 1999, 1998, and 1997

                                                                    1999          1998          1997
                                                             -----------   -----------   -----------

Products and service revenue ..............................  $ 2,114,183   $ 2,025,938   $ 3,734,706
                                                             -----------   -----------   -----------

Cost of products and services sold ........................      775,638       813,600     1,645,985
Selling and administrative expenses .......................      954,629     1,031,718     1,268,115
Research and development expenses and software construction
  and product enhancement amortization ....................      207,459       335,004       806,048
Writedown of capitalized software .........................         --            --         400,000
                                                             -----------   -----------   -----------

Total operating expenses ..................................    1,937,726     2,180,322     4,120,148
                                                             -----------   -----------   -----------

Operating income (loss) ...................................      176,457      (154,384)     (385,442)

Gain (loss) on sale and disposal of assets ................       (6,050)        4,090     3,027,551
Loss from affiliate .......................................         --            --        (385,000)
Interest expense ..........................................       (7,075)     (165,164)     (385,458)
Foreign currency gains (losses) ...........................          875          (146)       26,462
                                                             -----------   -----------   -----------

Income (loss) before taxes ................................      164,207      (315,604)    1,898,113

Provision for income taxes ................................         --            --            --
                                                             -----------   -----------   -----------

Net income (loss) .........................................      164,207      (315,604)    1,898,113

Less: Dividend payable on preferrred shares ...............      (35,698)         --            --
                                                             -----------   -----------   -----------

Net income (loss) available to common shares ..............  $   128,509   ($  315,604)  $ 1,898,113
                                                             ===========   ===========   ===========

Basic earnings (loss) per share: ..........................  $      0.04   ($     0.10)  $      0.62
                                                             ===========   ===========   ===========

Diluted earnings (loss) per share: ........................  $      0.04   ($     0.10)  $      0.62
                                                             ===========   ===========   ===========



The accompanying notes are an integral part of these statements.

Balance Sheets as of March 31, 1999 and 1998


                                                                                           1999          1998
                                                                                    -----------   -----------

Current Assets
  Cash ...........................................................................  $    32,848   $    79,408
  Receivables, net of allowance for doubtful accounts
      Trade ......................................................................      125,786       248,519
      Related parties ............................................................          200         1,708
      Unbilled contracts .........................................................      115,588          --
                                                                                    -----------   -----------
  Total receivables ..............................................................      241,574       250,227

  Inventories
      Finished products ..........................................................       96,164       144,718
      Work in process ............................................................       68,128        49,111
      Raw material ...............................................................       85,049        71,766
                                                                                    -----------   -----------
  Total inventory ................................................................      249,341       265,595
  Prepaid expenses ...............................................................        2,702         3,734
                                                                                    -----------   -----------
Total current assets .............................................................      526,465       598,964

Property and Equipment-at cost
  Furniture and office equipment .................................................      133,284       452,417
  Machinery and plant equipment ..................................................      264,164       597,022
  Software construction and product enhancements .................................    2,203,070     2,203,070
                                                                                    -----------   -----------
                                                                                      2,600,518     3,252,509
  Less accumulated depreciation and amortization .................................    2,558,156     3,151,876
                                                                                    -----------   -----------
                                                                                    -----------   -----------
Total net property and equipment .................................................       42,362       100,633
                                                                                    -----------   -----------

                                                                                    $   568,827   $   699,597
                                                                                    ===========   ===========

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
  Current maturities of long-term obligations ....................................  $    20,788   $    42,365
  Accounts payable - trade .......................................................      614,230       728,062
  Accounts payable - related parties .............................................         --           4,223
  Deferred income ................................................................      321,819       365,258
  Dividend payable ...............................................................       35,698          --
  Accrued liabilities
      Salaries and wages .........................................................      105,514       108,947
      Property and payroll taxes .................................................       41,317        54,684
      Other ......................................................................      135,468       127,052
                                                                                    -----------   -----------
                                                                                    -----------   -----------
  Total accrued liabilities ......................................................      282,299       290,683
                                                                                    -----------   -----------
Total current liabilities ........................................................    1,274,834     1,430,591

Long-term obligations, less current maturities ...................................       10,160        30,186

Deferred rent ....................................................................       34,789       118,285
Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred shares - authorized, 250,000 shares without par value;
      12,000 shares Class A  non-voting , redeemable, convertible, $100 per share     1,200,000     1,200,000
      6,000 shares Class B non-voting, redeemable, non-convertible, $200 per share    1,200,000     1,200,000
  Common shares - authorized, 9,750,000 shares without par value; issued and
    outstanding, 3,044,136 shares at March 31, 1998 and 1997 at stated issue price       61,674        61,674
Additional paid in capital .......................................................    5,727,881     5,727,881
                                                                                    -----------   -----------
                                                                                      8,189,555     8,189,555
Accumulated deficit ..............................................................   (8,940,511)   (9,069,020)
                                                                                    -----------   -----------
                                                                                    -----------   -----------
Total shareholders' equity (deficit) .............................................     (750,956)     (879,465)
                                                                                    -----------   -----------

                                                                                    $   568,827   $   699,597
                                                                                    ===========   ===========



The accompanying notes are an integral part of these statements.

Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997

                                                                          1999          1998          1997
                                                                   -----------   -----------   -----------

Cash provided by (used in) operations
  Net income (loss) for year ....................................  $   164,207   ($  315,604)  $ 1,898,113
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 (Gain) loss from sale of assets ................................        6,050        (4,090)   (3,027,551)
  Depreciation and amortization .................................       17,704        21,052        33,486
  Amortization of software construction and product enhancements        44,383       139,179       778,750
  Write-off of capitalized software costs .......................         --            --         400,000
  Amortization of deferred income and deferred rent .............     (200,770)     (220,601)     (277,797)
  Bad debts provision (recovery) ................................         --            --         (29,806)
  Amortization of discount on notes receivable ..................         --         (30,000)         --
  Provision for obsolete inventories ............................       24,000        33,385        31,111
  Loss from affiliates ..........................................         --            --         385,000
  Foreign currency (gain) loss and other ........................         (875)          235       (26,646)
  Increase (decrease) in cash due to changes in:
    Receivables .................................................        4,053        36,301       321,362
    Inventories .................................................       (7,746)      120,886        64,595
    Prepaid expenses ............................................        1,032           504          (405)
    Accounts payable and accrued liabilities ....................     (120,964)      (87,469)     (296,605)
    Accrued rent ................................................         --         (64,079)      (61,615)
    Deferred revenue (expense) and advanced billings to customers       73,835       183,581      (161,608)
                                                                   -----------   -----------   -----------
        Net cash provided by (used in) operations ...............        4,909      (186,720)       30,384

Cash used in investment activities
  Purchase of equipment and leasehold improvements ..............      (10,891)       (9,094)       (9,166)
  Proceeds from sale of fixed assets ............................        1,025        13,976        72,210
  Software construction and product enhancement expenditures ....         --         (47,198)     (261,234)
                                                                   -----------   -----------   -----------
        Net cash used in investment activities ..................       (9,866)      (42,316)     (198,190)

Cash provided by (used in) financing activities
  Proceeds from short-term and long-term notes payable ..........         --          75,000       405,000
  Repayment of long-term debt obligations .......................      (41,603)      (26,050)       (6,651)
                                                                   -----------   -----------   -----------
        Net cash provided by (used in) financing activities .....      (41,603)       48,950       398,349

Increase (decrease) in cash .....................................      (46,560)     (180,086)      230,543
Cash - beginning of period ......................................       79,408       259,494        28,951
                                                                   -----------   -----------   -----------
                                                                   ===========   ===========   ===========
Cash - end of period ............................................  $    32,848   $    79,408   $   259,494
                                                                   ===========   ===========   ===========
                                                                   ===========   ===========   ===========
Interest paid during the year ...................................  $     7,075   $   171,722   $   349,603
                                                                   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 1999, 1998 and 1997


                                                            Common     Preferred       Paid in    Accumulated
                                                            Shares        Shares       Capital       Deficit          Total

Balance at March 31, 1996 ..........................  $     61,674  $          0  $  5,727,881  ($10,651,529)  ($ 4,861,974)

Net income for year ................................          --            --            --       1,898,113      1,898,113
                                                      ------------  ------------  ------------  ------------   ------------

Balance at March 31, 1997 ..........................  $     61,674  $          0  $  5,727,881  ($ 8,753,416)  ($ 2,963,861)

Preferred shares issued ............................          --       2,400,000          --            --        2,400,000

Net loss for year ..................................          --            --            --        (315,604)      (315,604)
                                                      ------------  ------------  ------------  ------------   ------------

Balance at March 31, 1998 ..........................  $     61,674  $  2,400,000  $  5,727,881  ($ 9,069,020)  ($   879,465)

Net income for year ................................          --            --            --         164,207        164,207

Dividends payable on preferred shares ..............          --            --            --         (35,698)       (35,698)
                                                      ------------  ------------  ------------  ------------   ------------

Balance at March 31, 1999 ..........................  $     61,674  $  2,400,000  $  5,727,881  ($ 8,940,511)  ($   750,956)
                                                      ============  ============  ============  ============   ============

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

1.  Inventories
      Inventories are stated at the lower of cost or market. Finished products and work in process costs are determined principally by the average cost method, including material, labor, and overhead associated with inventory production. Raw material cost is determined by the first-in first-out method (FIFO). Inventories are reduced by allowances for obsolescence totaling $179,000 and $185,000 at March 31, 1999 and 1998, respectively.

2.  Depreciation
      Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives under the straight-line method. Estimated remaining useful lives range from one to five years.

3. Research and Development Expenses and Software Construction and Product Enhancement Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, estimated economic life and changes in software and hardware technologies. Research and development expenses, including development costs of new products and processes, are expensed as incurred.

     There were no unamortized costs for software construction and product enhancement at March 31, 1999. At March 31, 1998, there was $44,383 of unamortized costs for software construction and product enhancement.


Capitalized costs of software construction and product enhancement and related information for fiscal years 1999, 1998 and 1997 follow:

                                                     1999      1998      1997
                                                 --------  --------  --------
Capitalized costs
Software construction and product enhancement .      --    $ 47,198  $261,234

Amortization
  Software construction .......................  $ 44,383   139,179   594,918
  Product enhancement .........................      --        --     183,832
Reductions of capitalized software construction
   and product enhancement costs ..............      --        --     446,585

Net book value of assets sold .................      --        --     271,552

Research and development expenses .............  $163,076  $195,825  $ 27,298


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

6.  Revenue Recognition
     The Company recognizes revenue upon shipment for contracts, which are completed and shipped within one fiscal quarter. The Company recognizes revenue using the percentage of completion method for those contracts for which production spans more than one fiscal quarter and are material to the financial statements.

     Under the percentage of completion method, revenues are recognized based on the ratio of total cost incurred at the balance sheet date to total estimated cost of the project through completion. There were two contracts in progress at March 31, 1999. Unbilled receivables relating to these contracts at March 31, 1999, were $115,588. There were no contracts in progress at March 31, 1998.

      Billings, as specified in the terms of a contract, in excess of revenue earned have been recorded as deferred income.

     The Company sells extended warranty contracts which provide for repair of hardware and no-cost upgrades of software. These contracts normally cover a one-year period with revenue being recognized on a straight line basis over the contract period.

7.  Credit Risk
     The Company is diversified geographically and has a broad customer base. The Company grants credit to substantially all of its customers. Export sales are generally secured with a letter of credit in favor of the Company payable on shipment. At March 31, 1999 and 1998 two customers accounted for approximately 64% and 58% of total accounts receivable, respectively. The Company's credit risk is not concentrated in any one industry and the significant receivables were from different customers in 1999 and 1998. (See Notes G and H of Notes to Financial Statements). The Company had an allowance for doubtful accounts of approximately $25,000 and $26,000 at March 31, 1999 and 1998, respectively.

8.  Stock Based Compensation
     The Company adopted the "disclosure-only" provisions of Statements of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock-Based Compensation and measures compensation expense for stock-based compensation using the intrinsic-value-based method under the provisions of the standard. (See Note E of Notes to Financial Statements).

9.  Earnings Per Share

     The Company implemented SFAS No. 128 during the third quarter of 1998. Basic earnings (loss) per share is based on net income (loss) and the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is based on net income (loss) and the weighted average number of common shares plus all dilutive potential common shares.

Computation of basic and diluted earnings (loss) per share are as follows:

                                                               1999          1998          1997
                                                        -----------   -----------   -----------

Net income (loss) ....................................  $   164,207   $  (315,604)  $ 1,898,113

Class B preferred stock dividend .....................      (35,698)         --            --
                                                        -----------   -----------   -----------
Net income (loss) available to common shareholders ...  $   128,509   $  (315,604)  $ 1,898,113
                                                        ===========   ===========   ===========

Weighted average of common shares outstanding ........    3,044,136     3,044,136     3,044,136
Dilutive potential common shares:
              Class A convertible preferred stock ....      200,000          --            --
              Stock options ..........................       10,046          --            --
                                                        -----------   -----------   -----------

Adjusted weighted average of common shares outstanding    3,254,182     3,044,136     3,044,136
                                                        ===========   ===========   ===========

Basic earnings (loss) per share ......................  $      0.04   $     (0.10)  $      0.62
Diluted earnings (loss) per share ....................  $      0.04   $     (0.10)  $      0.62


At March 31, 1999, there were 1,252,500 additional stock options and 450,000 warrants outstanding for the purchase of common shares. These potential common shares were not included in the diluted earnings per share calculation for 1999 as their effect was anti-dilutive. Stock options and warrants outstanding at March 31, 1998 and 1997 were not included in the diluted earnings per share calculation for 1998 and 1997 as their effect was anti-dilutive. (See Note E of Notes to the Financial Statements)

10.   New Standards

     The Company implemented Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the current year. Under the provisions of this Statement, all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners are reported as comprehensive income. As required by the statement, comprehensive income should be reported as net income and other comprehensive income with a total amount displayed in the financial statements. Since the Company has no items of other comprehensive income during the current year, comprehensive income is not reported.

The Company also implemented Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the annual financial statements of the current year. This statement requires disclosure of certain information for each operating segment of a business enterprise. Specific criteria is included in this statement to determine reportable segments of the business. The Company has a single reportable segment. Revenues and the profit for this segment are reported in the accompanying Statement of Operations. Adoption of the statement did not impact the reported results of operations of the Company.

The Financial Accounting Standards Board has proposed an interpretive release on several issues that are not specifically addressed in APB No. 25, "Accounting for Stock Issued to Employees." The proposed guidance for accounting for the repricing of employee stock options could result in significant accounting changes for the Company as a result of the repricing of options which occurred in February 1999. (See Note E of Notes to the Financial Statements). The Company would be required to record an expense (compensation costs) equal to the difference between the modified exercise price and any subsequent increase in the price of the Company's common stock. This accounting would be applied from the date of issuance until the exercise date of the option. The final Interpretation would be effective upon issuance (probably in September), but will cover events that occurred after December 15, 1998. The impact on the Company's financial statements would depend on the market value of the common stock. At March 31, 1999, the market value of the Company's common stock was less than the exercise price of the repriced options, and as such, there would be no additional expense.


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

The Company has recorded an annual dividend amount of $35,698 in 1999 relating to the Class B Preferred Stock.



Note C - Year 2000 Issues

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

The Company's product offerings utilize date reference for the identification of printed and stored data. A date reference problem will result in stored data being tagged with an incorrect date, or printed data indicating an incorrect date. The Company has determined that certain legacy products will not be reviewed for Year 2000 compliance. All current products will be Year 2000 compliant. This information has been provided to the Company's clients and the information is available on the company's website. This review process was 95% complete at March 31, 1999 and the Company has discovered no material Year 2000 compliance issues. The Company has not incurred nor anticipates any additional significant expenses as a result of its on-going Year 2000 work.

Note D - Short-Term Note Payable and Long-Term Obligations

Short-term notes payable and long-term obligations at March 31 consist of the following:

                            1999     1998
                         -------  -------

Loan payable to bank ..  $15,625  $53,125
Other debt ............   15,323   19,426
                         -------  -------
                          30,948   72,551
Less current maturities   20,788   42,365
                         -------  -------
                         $10,160  $30,186
                         =======  =======

The loan payable and other debt as of March 31, 1999 mature as follows: 2000 - $20,788; 2001 - $5,134; and 2002 - $5,026.

On August 30, 1997, the Company borrowed $75,000 from a bank to make payment on past due rental obligations. This loan which matures on August 30, 1999 is secured by the assets of the Company and requires a monthly principal payment of $3,125 and interest computed at the prime rate plus 2%.

Other debt for $15,323 is a promissory note for the purchase of a company vehicle. Monthly principal and interest payments are $473, with the final payment due March 11, 2002.


Note E - Stock Options
The Company has certain incentive and non-qualified stock option plans available to key employees to purchase common stock of the Company at not less than the market value on the date of grant. A summary of option transactions during 1999, 1998 and 1997 follows:

                                          Weighted    Average
                                          Exercise      Price

Outstanding at March 31, 1996           1,752,000        1.68

Granted in 1997                            15,000        0.30
Exercised in 1997                            --            --
Forfeited in 1997                         (61,000)       0.98

Outstanding at March 31, 1997           1,706,000        1.70

Granted in 1998                                --          --
Exercised in 1998                              --          --
Forfeited in 1998                        (148,000)        .61

Outstanding at March 31, 1998           1,558,000        1.80

Granted in 1999                            30,000         .14
Exercised in 1999                              --          --
Forfeited in 1999                         (15,000)        .30

Outstanding at March 31, 1999           1,573,000        1.69

Exercisable at March 31, 1998           1,519,250        1.83
Exercisable at March 31, 1999           1,550,500        1.72


The following table summarizes information about stock options outstanding at March 31, 1999.

                                  Options Outstanding      Options Exercisable
                                  ----------------------   ---------------------
                                  Weighted
                    Outstanding   Average       Weighted   Exercisable  Weighted
                    at            Remaining     Average    at           Average
         Exercise   March 31,     Contractual   Exercise   March 31,    Exercise
         Prices     1999          Life          Price      1999         Price
         ------     ----          ----          -----      ----         -----

           .14        320,500     5.76          .14          298,000      .14
          2.00      1,140,000     3.95         2.00        1,140,000     2.00
          2.50         62,500     3.33         2.50           62,500     2.50
          3.63         50,000     2.67         3.63           50,000     3.63


On February 19, 1999, the Board of Directors re-priced 290,500 incentive stock options for common shares shares at $0.14 per share, the fair market value of the stock as of that date. Nothing else was changed about the options.

At  March  31,  1999,  there  were  320,500   incentive  options  and  1,252,500
non-qualified options outstanding and 229,500 common shares were available for granting additional options.

As consideration for entering into the Credit Agreement between the company and A&D dated December 7, 1992 which was terminated in 1998, the Company granted A&D a stock option to purchase 1,000,000 shares of the company's stock at $2.00 per share. The option expires on March 20, 2005.

Gerald Zobrist, the former President of the company, personally guaranteed loans received under the Credit Agreement. This guarantee was terminated upon his resignation in December of 1995. As consideration for this guarantee, he received an option to purchase 140,000 shares of the stock at $2.00 per share. This option expires December 7, 2002.

During 1994, the Company issued warrants for 100,000 common shares in connection with the renegotiation of the lease of its facilities. The warrants are exercisable at $2.00 per share and expire on March 31, 2000. During 1995, the Company issued warrants for 350,000 common shares in connection with the extinguishment of certain long-term debt obligations. These warrants are exercisable at $2.00 per share and expire on March 31, 2000. None of these warrants have been exercised.

At March 31, 1999, the Company has reserved common shares sufficient to cover the exercise of outstanding stock options and warrants.

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

                                                                1999        1998         1997
                                                          ----------  ----------   ----------

Pro forma income (loss) ................................  $  152,001  $ (333,078)  $1,884,008
Pro forma income (loss) available to common stockholders  $  116,303  $ (333,078)  $1,884,008
Pro forma income (loss) per share of common stock ......  $      .04  $     (.11)  $      .62

The weighted average per option fair value of options granted in 1999 and 1997 was $.14 and $.27, respectively. There were no options granted during 1998. The fair value of each option grant was estimated on the date of the grant and using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1997: no expected dividend yield and expected option lives of ten years for both years; expected volatility of 112% and 99%; and risk-free interest rates of 5.0% and 6.5%, respectively.


Note F - Operating Lease Commitments
On August 15, 1997, the Company reached an agreement with its landlord to terminate its then existing lease agreement and satisfy all outstanding past due rental obligations with a payment of $100,000 to the landlord and by signing a new lease for less space in the same building. The new lease commenced September 1, 1997 for a period of two years with monthly payments of $4,604. The minimum future rental commitment under the lease agreement is $23,020 in fiscal 2000.

Deferred rent arising from incentives and concessions from the landlord was $34,789 and $118,285 at March 31, 1999 and 1998, respectively. These amounts are amortized as a reduction of rent payments charged to expense over the remaining life of the lease. Rent expense for 1999, 1998 and 1997 was $ 55,506, $91,866, and $132,371, respectively. Amortization of deferred rent for 1999 and 1998 was $83,496 and $48,706, respectively.


The Company also has computer equipment under an operating lease at March 31, 1999. Leased equipment expense under this lease was $1,576 for 1999. Minimum future rental commitments under this lease are 2000 - $6,303, 2001 - $6,303, and 2002 - $4,727.

Note G - Foreign Sales

The Company had foreign sales as follows:

                  Percent of
          Amount  Total Sales
      ----------  ----------
1999  $  215,000          10%
1998  $  519,000          26%
1997  $1,445,000          39%

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

Two U.S. companies accounted for more than 29% of the Company's total sales in 1999. There were no major customers in 1998. There were two major customers in 1997, a foreign government and the U.S. Government, which accounted for 41% of total sales.

Note I - Federal Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets have been reduced by a valuation allowance, as it is uncertain if and when these benefits will be realized. Although the Company realized profits in 1999, there was no provision for income taxes as the result of changes in deferred tax assets and the related valuation allowance during the year.

     Deferred taxes at March 31 consist of the following:

                                                                                         1999          1998
                                                                                  -----------   -----------

Current deferred tax asset:
   Reserves not currently deductible                                              $    74,275   $    76,878
   Deferred revenue                                                                   109,418        96,012
   Accruals not currently deductible                                                   58,851        62,294
                                                                                  -----------   -----------
 Subtotal                                                                             242,544       235,184
Less valuation allowance                                                             (242,544)     (235,184)
                                                                                  -----------   -----------
      Net                                                                         $      --     $      --
                                                                                  ===========   ===========

Non-current deferred tax asset:
  Net operating loss carryforward                                                 $ 2,279,920   $ 2,156,935
  Tax credits                                                                         666,205       646,248
  Deferred income                                                                      12,150        40,909
                                                                                  -----------   -----------
  Subtotal                                                                        $ 2,958,275   $ 2,844,092

Non-current deferred tax liability - Capital leases and accelerated depreciation       (2,867)       (2,733)
                                                                                  -----------   -----------
Net non-current deferred tax asset                                                  2,955,408     2,841,359
Less valuation allowance                                                           (2,955,408)   (2,841,359)
                                                                                  -----------   -----------
    Net                                                                           $      --     $      --
                                                                                  ===========   ===========

     The provision for income taxes for the years ended consist of the following:

                                                      1999        1998        1997
                                                 ---------   ---------   ---------

Deferred (income) expense                        $(121,409)  $ (47,190)  $ 756,920
Increase (Reduction) in the valuation allowance    121,409      47,190    (756,920)
                                                 ---------   ---------   ---------
Provision for income taxes                       $     -     $    --     $    --
                                                 =========   =========   =========


At  March  31,  1999  the  Company  had  net  operating  loss  carryforwards  of approximately $6.7 million for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2002 and continuing through 2013.


Tax credits are accounted for under the flow-through method as a reduction of the provisions for income taxes in the year utilized.

The Company has $666,000 of tax credits primarily comprised of research and development available for U.S. income tax purposes. These credits expire at various dates beginning in 2000 and continuing through 2008.

Note J - Related Party Transactions
A&D, a 28.6% shareholder, sells the company's products in the Japanese market. The Company sells its products to A&D at discounts which vary by product for re-sale to end customers. Revenues from sales to A&D were $2,800, $84,000 and $114,000 during 1999, 1998, and 1997 respectively. In 1997, the Company sold its products in the Western Hemisphere through Zonic A&D Company, a joint venture between the Company and A&D Engineering Inc., a wholly owned subsidiary of A&D. The Company and A&D Engineering Inc. each had 50% ownership. The Company sold its products to Zonic A&D Company at its normal profit margins for resale to its customers and paid commissions to Zonic A&D Company for those sales. Revenues from sales to Zonic A&D Company were $2,053,000 in 1997 and commission expense paid on those sales was $370,580. The operations of Zonic A&D Company were merged into Zonic as of April 1, 1997. During 1997, the Company recorded expenses of $385,000 related to uncollected old accounts receivable from Zonic A&D Company and costs expected to be incurred in the dissolution of this affiliate.

The Company is also the exclusive distributor of the WCA Product owned by A&D in the Western Hemisphere and purchases components from A&D used principally in the production of its WCA product line. Such purchases totaled $48,085, $32,110 and $31,767 during 1999, 1998 and 1997, respectively. The Company had a receivable balances from A&D of $200 and $1,708 at March 31, 1999 and 1998, respectively, and an amount payable to A&D of $4,223 at March 31, 1998.

During 1997, A&D paid the Company $300,000 to promote its WCA products. The amount was recorded as deferred income and is recorded as a reduction of selling and administrative expenses as expenses are incurred. The Company recorded $35,000 and $50,000 of this amount during fiscal 1998 and 1997, respectively as a reduction of selling and administrative expenses.

In December 1996, the Company sold its Zeta Technology to A&D for $3,618,578. The gain from this sale was net of the unamortized portion of capitalized software and product enhancement costs for the Zeta software, a $46,585 writedown of software construction and product enhancement costs associated with the expected decline in 7000 product revenues, a provision of $150,000 for the write-off of excess and obsolete 7000 product inventory, and other expenses related to the sale resulting in a gain of $3,020,942. Revenues from the sales of 7000 products, including Zeta software, were $390,408, $306,546 and $1,296,872 in 1999, 1998 and 1997, respectively.

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

The Company made contributions of $ 16,757, $10,777 and $12,067 for 1999, 1998 and 1997, respectively. None of the contributions were made in Company stock. The 1999 contribution included a supplemental contribution of $7,315.

Note L - Statement of Cash Flows

In addition to those shown in the accompanying Statement of Cash Flows and Note B of Notes to the Financial Statements, the following non-monetary transactions occurred:

     1) The Company offset accounts payable owed to A&D with accounts receivable from A&D in 1999 and 1998. This offset reduced both current assets and current liabilities by $4,600 and $33,868 in 1999 and 1998, respectively, resulting in no gain or loss.

     2) The Company received a direct loan for the purchase of fixed assets in the amount of $23,936 during 1997.

     3) Amortization of discount on notes receivable of $30,000 in 1998 was due to a non-interest bearing note receivable from A&D resulting from the sale if its Zeta Technology and software which was paid on June 30, 1997. The discount was recorded as a reduction in interest expense.

Note M - Basis of Financial Statement Presentation
The Company has made significant progress in returning to consistent profitability during 1999 and expects similar and possibly improved results during fiscal year 2000. Revenue is expected to increase slightly with gross margins and operating expenses to remain at constant levels.

The Company has experienced improvement in its cash flow resulting from its operating profit during the current year, but continues to experience some cash flow problems as current liabilities exceed current assets. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to generate sufficient cash to meet its obligations and sustain operations.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 17, 1998, the Board of Directors of Zonic Corporation dismissed its former auditor and selected Clark, Schaefer, Hackett & Co., located in Cincinnati, Ohio as the sole auditor for the Company for the fiscal year ending March 31, 1999. Since November 11, 1991 Deloitte & Touche LLP ("Deloitte"), also located in Cincinnati, Ohio acted as the Company's auditor. The decision to change auditors was recommended by the Board of Directors based on management's belief that the Company could substantially reduce its accounting fees by selecting a regional rather than a national accounting firm. Deloitte's report on the financial statements of the Company has not contained an adverse opinion or a disclaimor of opinion, and was not qualified or modified as to uncertainity, audit scope, or accounting principles, except that Deloitte's reports for the last six fiscal years expressed uncertainity as to the Company's ability to continue as a going concern. The Company had no disagreements with Deloitte on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures which, if not resolved to Deloitte's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

                                    PART III

Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders involving the election of directors which will be filed on or about June 18, 1999. The information being incorporated by reference is set forth under the captions: "Outstanding Voting Securities"; "Election of Directors"; "Executive Officers of the Company"; and "Executive Compensation."


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

   (3) Exhibits Required by Item 601 of Regulations S-K:

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

       (3)      (iii)   Amendment to Article II Section 1 of the Company's Code
                        of Regulations (incorporated by reference).

       (4)        (i)   Specimen Common Share Certificate (incorporated by
                        reference).

       (4)       (ii)   1989 Stock Option Plan (incorporated by reference).

       (4)      (iii)   1991 Executive Stock Option Plan (incorporated by
                        reference).

       (10)       (v)   Lease Termination Agreement dated August 29, 1997,
                        between the Company and Duke Realty Limited Partnership.

       (10)      (vi)   Lease  Agreement  dated  August  29, 1997, between the
                        Company and Duke Realty Limited Partnership
                        (incorporated by reference).

       (10)      (vii)   Subscription Agreement, dated January 30, 1998, between
                         Zonic Corporation and A&D Company. (incorporated by reference)

       (10)     (viii)   Contribution Agreement among the Company and A&D
                         Engineering and Zonic A&D Company, effective as of December 30, 1997. (incorporated by reference)

       (10)       (ix)   Notice of Abandonment of Partnership Interest by A&D
                         Engineering, effective March 29, 1998.
                         (incorporated by reference)

       (10)        (x)   Termination Agreement between the Company and A&D
                         Engineering, effective May 15, 1998.
                         (incorporated by reference)

       (11) Computation of earnings per common share -- See Note A-9 of Notes to Financial Statements.

       (16) Letter of Deloitte & Touche agreeing to changes in Certifying Accountant (incorporated by reference)

       (23)              Independent Auditor's Consent

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



                                ZONIC CORPORATION



                                    By: /s/ James B. Webb

Date: June 18, 1998                 James B. Webb, President



Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                  Date



/s/ James B. Webb                     President, Treasurer,        June 18, 1999
-------------------------         Principal Executive Officer,
    James B. Webb                          and Director


/s/ John H. Reifschneider                 Controller and           June 18, 1999
-------------------------             Principal Financial and
    John H. Reifschneider              Accounting Officer


/s/ Shoichi Sekine                          Director               June 18, 1999
-------------------------
    Shoichi Sekine


/s/ Gerald J. Zobrist                       Director               June 18, 1999
--------------------------
    Gerald J. Zobrist

                                   Exhibit 23




                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-45686 of Zonic Corporation on Form S-8 of our report dated June 22, 1998, appearing in this Annual Report on Form 10-K of Zonic Corporation for the year ended March 31, 1999.



Cincinnati, Ohio
June 18, 1999