Form 10-Q
period 1999-06-30
ZONIC CORP
filed 1999-08-06
CIK 320515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  June 30, 1999     Commission File Number 0-12283


                                ZONIC CORPORATION
             (Exact name of Registrant as specified in its charter)



                  Ohio                       31-0791199
        (State of Incorporation)    (I.R.S. Employer Identification Number)

              50 West Technecenter Drive,  Milford,  Ohio 45150-9777 (address of principal executive offices) (Zip Code)


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



                                  3,044,136

  Part I. Financial Information
  Item 1. Financial Statements

  Statement of Operations
  For The Three Month Periods Ended June 30,
   (unaudited)
                                                                       1999           1998

  Product and service revenues ..............................   $   473,645    $   442,583

  Cost of products and services sold ........................       195,936        172,647
  Selling and administrative expenses .......................       220,930        251,388
  Research and development expenses and software construction
       and product enhancement amortization .................        26,445         53,989
                                                                -----------    -----------

  Total Operating Expenses ..................................       443,311        478,024

  Operating income (loss) ...................................        30,334        (35,441)

  Interest expense, net .....................................        (1,717)        (2,384)

                                                                -----------    -----------
  Income (loss) before taxes ................................        28,617        (37,825)

  Provision for income taxes ................................          --             --
                                                                -----------    -----------

  Net income (loss) .........................................        28,617        (37,825)

  Less: Dividend payable on Class B preferred shares ........        (5,723)          --
                                                                -----------    -----------

  Net income (loss) available to common shareholders ........   $    22,894    $   (37,825)
                                                                ===========    ===========

  Weighted average of common shares outstanding .............     3,044,136      3,044,136
  Dilutive potential common shares:
        Class A convertible preferred stock .................     1,200,000           --
        Stock Options .......................................          --             --
                                                                -----------    -----------
                                                                ===========    ===========
  Adjusted weighted average of common shares outstanding ....     4,244,136      3,044,136
                                                                ===========    ===========

  Basic earnings (loss) per share ...........................   $      0.01    $     (0.01)
  Diluted earnings (loss) per share .........................   $      0.01    $     (0.01)


The accompanying notes are an integral part of these financial statements.



Item 1 - Financial Statements (continued)

Balance Sheets
As of June 30, 1999  & March 31, 1999

                                                         (unaudited)

                                                            30-Jun          31-Mar
  ASSETS ...........................................          1999           1999

  Current Assets
     Cash ..........................................   $    29,479    $    32,848
     Receivables
        Trade ......................................       125,866        125,786
        Unbilled ...................................        65,286        115,588
        Related parties ............................         8,700            200
                                                       -----------    -----------
      Total receivables ............................       199,852        241,574

      Inventories
         Finished products .........................       115,360         96,164
         Work in process ...........................        43,527         68,128
         Raw material ..............................        88,277         85,049
                                                       -----------    -----------
      Total inventories ............................       247,164        249,341

      Prepaid expenses .............................         7,163          2,702
                                                       -----------    -----------

         Total Current Assets ......................       483,658        526,465

  Property and Equipment-at Cost
      Furniture and office equipment ...............       133,284        133,284
      Machinery and plant equipment ................       264,164        264,164
      Software construction and product enhancement      2,235,573      2,203,070
                                                       -----------    -----------
                                                         2,633,021      2,600,518
      Less accumulated depreciation and amortization    (2,562,236)    (2,558,156)
                                                       -----------    -----------
                                                            70,785         42,362

            Total Assets ...........................   $   554,443    $   568,827
                                                       ===========    ===========


  LIABILITIES

  Current Liabilities
     Short term notes payable and current
        maturities of long-term debt ...............   $    11,413    $    20,788
     Accounts payable - trade ......................       643,869        614,230
     Deferred Income ...............................       281,297        321,819
     Dividend payable ..............................        34,995         35,698
     Accrued liabilities
        Salaries and wages .........................       107,075        105,514
        Property and payroll taxes .................        53,994         41,317
        Other ......................................       126,985        135,468
                                                       -----------    -----------
     Total Accrued Liabilities .....................       288,054        282,299
                                                       -----------    -----------

           Total Current Liabilities ...............     1,259,628      1,274,834

  Long-Term Obligations, Less Current Maturities ...         8,962         10,160

  Deferred Rent ....................................        13,915         34,789

  SHAREHOLDERS' DEFICIT
     Preferred shares ..............................     2,400,000      2,400,000
     Common shares .................................        61,674         61,674
     Additional paid-in capital ....................     5,727,881      5,727,881
                                                       -----------    -----------
                                                         8,189,555      8,189,555

     Accumulated deficit ...........................    (8,917,617)    (8,940,511)
                                                       -----------    -----------
  Total Shareholders' Deficit ......................      (728,062)      (750,956)
                                                       -----------    -----------

           Total Liabilities & Shareholders' Deficit   $   554,443    $   568,827
                                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.


Statement of Shareholders Deficit
For The Three Months Ended June 30, 1999
(unaudited)

                                                                               Additional
                                                Common        Preferred        Paid-in          Accumulated
                                                Shares        Shares           Capital          Deficit            Total
Balance, March 31, 1999                         $ 61,674      $ 2,400,000      $ 5,727,881       $ (8,940,511)     $ (750,956)

Net income (loss) for period                         -                -                -               28,617          28,617

Dividend payable on preferred shares                 -                -                -               (5,723)         (5,723)
                                                ----------    -------------    -------------    ----------------    ------------

Balance, June 30, 1999                           $ 61,674      $ 2,400,000      $ 5,727,881      $ (8,917,617)     $ (728,062)
                                                ==========    =============    =============    ==============    ============


The accompanying notes are an integral part of these financial statements.


Statements of Cash Flows
  For The Three Month Periods Ended June 30,
   (unaudited)

                                                            1999         1998
  Cash used in operations:
     Net income (loss) for period .......................   $  28,617    $ (37,825)
     Adjustments to reconcile net income (loss)
           to cash from operations:
        Depreciation and amortization ...................       3,680        6,416
        Amortization of software construction
            and product enhancements ....................         400        9,828
        Provision for obsolete inventory ................       6,000        6,000
        Amortization of deferred income and deferred rent     (42,860)     (50,391)
     Increase (decrease) in cash due to changes in
        Accounts receivable .............................      41,722      154,849
        Inventories .....................................      (3,823)    (103,507)
        Prepaid expenses ................................      (4,461)      (5,858)
        Accounts payable ................................      29,639      (37,056)
        Accrued liabilities .............................        (671)     (17,591)
        Deferred income .................................     (18,536)      27,004
                                                              -------    ---------

           Net cash provided by (used in) operations ....      39,707      (48,131)

  Cash used in investment activities:
        Purchase of fixed assets ........................           -       (2,707)
        Increase in software construction
           and product enhancements .....................     (32,503)        --
                                                              -------     ---------

           Net cash used in investment activities .......     (32,503)      (2,707)

  Cash used in financing activities:
        Payments on long-term obligations ...............     (10,573)     (10,466)
                                                              -------    ---------

  Decrease in cash ......................................      (3,369)     (61,304)
  Cash - beginning of period ............................      32,848       79,408
                                                            ---------    ---------

  Cash - end of period ..................................   $  29,479    $  18,104
                                                            =========

  Interest paid during period ...........................   $   1,717    $   2,781
                                                            =========    =========



The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements



1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at June 30, 1999 and the results of operations and cash flows for the three month periods ended June 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1999. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.


2.  New Standards

The Financial Accounting Standards Board has proposed an interpretive release on several issues that are not specifically addressed in APB No.25, "Accounting for Stock Issued to Employees." The proposed guidance for accounting for the repricing of employee stock options could result in significant accounting changes for the Company as a result of the repricing of options which occurred in February 1999. The Company would be required to record an expense (compensation costs) equal to the difference between the modified exercise price and any subsequent increase in the price of the Company's common stock. This accounting would be applied from the date of issuance until the exercise date of the option. The final Interpretation would be effective upon issuance (probably in September), but will cover events that occurred after December 15, 1998. The impact on the Company's financial statements would depend on the market value of the common stock. At June 30, 1999, the market value of the Company's common stock was less than the exercise price of the repriced options, and as such, there would be no additional expense.


3.  Year 2000 Issues


The Company defines Year 2000 compliance as proper functionality, or performance of a system, process, or equipment that is not adversely affected by dates prior to, during, and after the year 2000. Due to memory constraints, early programmers represented years by the last two digits of the century. Thus the year 1970 is represented by the number "70" in many older software programs. At the turn of the century, the year will become "00" and the computer or system will interpret this as the year 1900 and not the year 2000. Many systems have electronic components that utilize a date to control the function it serves. Most computer software, including the Company product offerings, utilizes date identification.


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

This review process is 95% complete at June 30, 1999 and the Company has discovered no material Year 2000 compliance issues. The Company has not incurred nor anticipates any additional significant expenses as a result of its on-going Year 2000 work.

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





Results of Operations

Product and services revenue increased by $31,062, or 7% for the three months ended June 30, 1999, when compared to the prior year period. Sales increased significantly in the targeted new markets for special systems and test applications using Medallion products. This increase was substantially offset by a decreases in the 7000 Series and WCA product lines. Service revenues increased $3,104 or 8% for the current three month period when compared to the prior year period.

Order backlog amounted to $133,000 at June 30, 1999 compared with $597,000 at June 30, 1998. There were significant decreases in the 7000 series and Medallion product lines. Prior year 7000 series backlog included 7 systems from an order received during the fourth quarter of fiscal 1998 which were shipped throughout the remainder of fiscal year 1999. The decrease in Medallion backlog was due to a decline in new orders and the Company's ability to process and ship Medallion orders on a more timely basis.

Costs of products and services sold were 41% of products and services revenues for the three months ended June 30, 1999 versus 39% for the prior year. The increase in costs was due to higher than normal costs on a 7000 series related sale.

Selling and administrative expenses decreased $30,458 or 12% during the current period versus the same prior year period. This decrease was due to lower administrative salaries and lower commission expense as sales from outside sales representatives declined. These decreases were partially offset by higher sales commission paid to the Company's employees and an increase in advertising and sales promotion costs. Selling and administrative expenses were 47% versus 57% of total revenue for the current and prior year periods, respectively.

Research and development expenses and software construction amortization was $26,445 for the current period versus $53,989 for the prior period. This decrease was due to less amortization expense as a result of no capitalized software construction and product enhancement costs during the past year and a decline in Medallion research and development expenses. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended June 30, 1999 was $1,717 versus $2,384 for the same period ended June 30, 1998. This decrease was due to less borrowings during the current year.

Income tax expense was $9,730 for the current period and was offset by net operating loss carryforwards. At March 31, 1999, loss carryforwards totaling $6.7 million and tax credits of $666,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on Class B preferred shares is equal to 20% of the Company's current year-to-date net income.



Liquidity & Capital Resources

Software Construction and Product Development

The Company's cash outlay for software construction and product enhancement costs at June 30, 1999 was $32,503. There was no cash outlay for software construction and product enhancement costs during the same period of the prior year. There were no unamortized software construction and product costs at March 31, 1999.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $748,371 at March 31, 1999 to a negative $775,970 at June 30, 1999 resulting in a decrease in the current ratio from .41 to .38. The decline was due mainly to a reduction in accounts receivable.

The Company's cash flows from operations amounted to $39,707. Payments on long-term debt totaled $10,573 for the three months ended June 30, 1999.

Although the Company had an operating profit during the current three month period, the Company continues to experience cash flow problems. The Company is seeking additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.


PART II - Other Information

Item 5:   Other Information

On June 29, 1999, the Company extended its current facilities lease through August 31, 2001. The monthly rent increased from the current amount of $4,604 to $4,685 effective September 1, 1999. All other terms and conditions remained the same.


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



Dated:  August 6, 1999