Form 10-Q
period 1999-09-30
ZONIC CORP
filed 1999-11-05
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  September 30, 1999     Commission File Number 0-12283


                                ZONIC CORPORATION
             (Exact name of Registrant as specified in its charter)



                                 Ohio 31-0791199
        ----------------------------------------------------------------
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


                                    3,044,136
                                    ---------

Part I   Financial Information

Item 1.  Financial Statements

STATEMENT OF OPERATIONS
(unaudited)

                                                            Three Months Ended             Six Months Ended

                                                          9/30/99        9/30/98        9/30/99        9/30/98

Products and service revenues .....................   $   518,659   $    623,983    $   992,305    $ 1,066,566

Cost of products and services sold ................       214,044        215,994        409,980        388,641
Selling and administrative expenses ...............       227,217        256,824        448,147        508,211
Research and development expenses
   and software construction and
   product enhancement amortization ...............        35,414         49,842         61,859        103,831
                                                      -----------    -----------    -----------    -----------

                                                          476,675        522,660        919,986      1,000,683

Operating profits .................................        41,984        101,323         72,319         65,883

Interest expense, net .............................        (1,185)        (2,856)        (2,902)        (5,240)
                                                       -----------    -----------    -----------    -----------

Income before taxes ...............................        40,799         98,467         69,417         60,643

Provision for income taxes ........................          --             --             --             --
                                                      -----------    -----------    -----------    -----------

Net income ........................................        40,799         98,467         69,417         60,643

Less: Dividend payable on preferred shares ........        (8,160)       (13,528)       (13,883)       (13,528)
                                                      -----------    -----------    -----------    -----------

Net income available to common shareholders .......   $    32,639    $    84,939    $    55,534    $    47,115
                                                      ===========    ===========    ===========    ===========

Weighted average of common shares outstanding .....     3,044,136      3,044,136      3,044,136      3,044,136
Dilutive potential common shares:
          Class A convertible preferred Stock .....     1,200,000           --        1,200,000           --

          Stock options ...........................        31,077           --             --             --
                                                      -----------    -----------    -----------    -----------
Adjusted weighted average of common shares
outstanding .......................................     4,275,213      3,044,136      4,244,136      3,044,136
                                                      ===========    ===========    ===========    ===========

Basic earnings per share ..........................   $      0.01    $      0.03    $      0.02    $      0.02
                                                       ===========   ===========    ===========    ===========

Diluted earnings per share ........................    $     0.01    $      0.03    $      0.01    $      0.02
                                                       ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements .

BALANCE SHEETS
As of September 30, 1999 & March 31, 1999

                                                            (Unaudited)
                                                           Sept. 30       March 31
                                                               1999           1999
ASSETS ..............................................
Current Assets
     Cash ...........................................   $     7,084    $    32,848
     Receivables
          Trade .....................................       248,029        125,786
          Unbilled ..................................        33,400        115,588
          Related parties ...........................        15,200            200
                                                        -----------    -----------
     Total receivables ..............................       296,629        241,574
     Inventories
          Finished products .........................        51,786         96,164
          Work in process ...........................        87,047         68,128
          Raw material ..............................        96,023         85,049
                                                        -----------    -----------
     Total inventories ..............................       234,856        249,341

     Prepaid expenses ...............................         7,635          2,702
                                                        -----------    -----------

          Total Current Assets ......................       546,204        526,465

Property and Equipment-at Cost
     Furniture and office equipment .................       133,284        133,284
     Machinery and plant equipment ..................       264,164        264,164
     Software construction and product enhancement ..     2,247,887      2,203,070
                                                        -----------    -----------
                                                          2,645,335      2,600,518
     Less accumulated depreciation and amortization .     2,564,715      2,558,156
                                                        -----------    -----------
                                                             80,620         42,362
                                                        -----------    -----------
               Total Assets .........................   $   626,824    $   568,827
                                                        ===========    ===========

LIABILITIES
Current Liabilities
     Short-term notes payable and current maturities
          of long-term debt .........................   $    39,960    $    20,788
     Accounts payable - trade .......................       647,129        614,230
     Accounts payable - related parties .............           535           --
     Dividend payable ...............................        38,155         35,698
     Deferred income ................................       291,260        321,819
     Accrued liabilities
          Salaries and wages ........................       110,094        105,514
          Property and payroll taxes ................        41,157         41,317
          Commissions ...............................        99,147         75,651
          Other .....................................        47,172         59,817
                                                        -----------    -----------
               Total Accrued Liabilities ............       297,570        282,299
                                                        -----------    -----------
               Total Current Liabilities ............     1,314,609      1,274,834

Long-Term Obligations, Less Current Maturities ......         7,637         10,160

Deferred rent .......................................          --
                                                                            34,789

SHAREHOLDERS' DEFICIT
     Preferred shares ...............................     2,400,000      2,400,000
     Common shares ..................................        61,674         61,674
     Additional paid-in capital .....................     5,727,881      5,727,881
                                                        -----------    -----------
                                                          8,189,555      8,189,555

     Accumulated deficit ............................    (8,884,977)    (8,940,511)
                                                        -----------    -----------
          Total Shareholders' Deficit ...............      (695,422)      (750,956)
                                                        -----------    -----------

          Total Liabilities and Shareholders' Deficit   $   626,824    $   568,827
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  STATEMENT OF SHAREHOLDERS' DEFICIT
For the six months ended September 30, 1999
(unaudited)

                                                                             Additional
                                               Common        Preferred     Paid - In     Accumulated
                                               Shares        Shares        Capital       Deficit        Total

Balance, March 31, 1999 ....................   $    61,674   $ 2,400,000   $ 5,727,881   $(8,940,511)   $ (750,956)

Net income for the period ..................          --             --           --          69,417        69,417

Dividends payable on preferred shares ......          --             --           --         (13,883)      (13,883)
                                               -----------   -----------   -----------   ------------   ----------

Balance, September 30, 1999 ................   $    61,674   $ 2,400,000   $ 5,727,881   $(8,884,977)   $  (695,422)
                                               ===========   ===========   ===========   ============   ===========



































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the six months ended September 30,
(unaudited)

                                                                            1999         1998
                                                                       ---------    ---------
Cash provided by operations:
    Net income for period ..........................................   $  69,417    $  60,643
    Adjustments to reconcile net income to cash from operations:
        Depreciation and amortization ..............................       5,676       10,388
        Amortization of software construction
               and product enhancements ............................         883       19,659
        Provision for obsolete inventory ...........................      12,000       12,000
        Amortization of deferred income and deferred rent ..........     (84,945)    (110,920)

    Increase (decrease) in cash  due to changes in
        Accounts receivable ........................................     (55,055)      99,845
        Inventories ................................................       2,485      (43,137)
        Prepaid expenses ...........................................      (4,933)     (22,943)
        Accounts payable ...........................................      33,434       16,732
        Accrued liabilities ........................................       3,845       (9,982)
        Deferred income ............................................      19,597       (4,310)
                                                                          ------       ------
                    Net cash provided by operations ................       2,404       27,975

Cash used in investment activities:
        Purchase of equipment ......................................        --         (6,014)
        Increase in software construction and product enhancements .     (44,817)         --
                                                                       ---------    ---------
                    Net cash used in investment activities .........     (44,817)      (6,014)

Cash provided (used) by financing activities:
        Additions to debt obligations ..............................      35,000          --
        Payments on debt obligations ...............................     (18,351)     (20,951)
                                                                         -------      -------
                    Net cash provided (used) by financing activities      16,649      (20,951)

Increase (decrease) in cash ........................................     (25,764)       1,010
Cash - beginning of period .........................................      32,848       79,408
                                                                       ---------    ---------
Cash - end of period ...............................................   $   7,084    $  80,418
                                                                       =========    =========

Interest paid during period ........................................   $   3,074      $ 5,637
                                                                       =========    =========


The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at September 30, 1999 and the results of operations for the three and six month periods ended September 30, 1999 and 1998 and its cash flows for the six month periods ended September 30, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1999. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.  New Standards

The Financial Standards Board has proposed an interpretive release on several issues that are not specifically addressed in APB No.25, "Accounting for Stock Issued to Employees." The proposed guidance for accounting for the repricing of employee stock options could result in significant accounting changes for the Company as a result of the repricing of options which occurred in February 1999. The Company would be required to record an expense (compensation costs) equal to the difference between the modified exercise price and any subsequent increase in the price of the Company's common stock. This accounting would be applied from the date of issuance until the exercise date of the option. The final Interpretation would be effective upon issuance, but will cover events that occurred after December 15, 1998. The impact on the Company's financial statements would depend on the market value of the common stock. At September 30, 1999, the market value of the Company's common stock was less than the exercise price of the repriced options, and as such, there would be no additional expense.


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

The review  process is complete and the Company has  discovered no material
Year 2000 compliance issues. The Company has not incurred nor anticipates any additional significant expenses as a result of its Year 2000 work.

4.  Short-Term Note Payable

On August 29, 1999, the Company signed a revolving line of credit agreement with its local bank. The maximum amount is $150,000 and is secured by all the assets of the Company. Interest, payable monthly, is computed at the prime rate plus 2%. The agreement expires on August 1, 2000. The previous note payable with the same bank was paid in full on August 31, 1999.


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


Results of Operations

Product and Services Revenue decreased by $105,324, or 17% for the three months ended September 30, 1999, when compared to the prior year period. The decrease occurred primarily in the Company's 7000 Series product line. Medallion revenues for the period were approximately the same as last year although sales to end user customers increased 89% or $161,000. Last year included sales of $163,000 to a company under an OEM distribution agreement. For the six months ended September 30, 1999, revenue decreased by $74,261 or 7% when compared to the same period of the prior year. Sales increased significantly in the targeted new markets for special systems and test applications using Medallion products during the period, but were offset by significant declines in revenue from 7000 Series and WCA products. The prior year's 7000 Series revenue was primarily from an eight-system order received during the fourth quarter of fiscal year 1998. Medallion product revenue was about the same for the current six month period when compared to the prior year.

Order backlog amounted to $257,000 at September 30, 1999 compared with $300,000 at September 30, 1998. The decrease was attributable to four remaining units from the eight system Series 7000 order received during the fourth quarter of fiscal 1998 which were included in the prior year amount. The decline in Series 7000 orders was substantially offset by increases in the backlog for Medallion, new market products and extended service contracts during the current year.

Costs of products and services sold were 41% of products and services revenues for the three and six months ended September 30, 1999 versus 35% and 36% respectively for the same periods of the prior year. The increase was due primarily to higher than normal costs on several 7000 Series sales and the sale of a custom designed product.

Selling and administrative expenses decreased $29,607 and $60,064 or 12% during the current three and six month periods ended September 30, 1999 versus the same prior year periods. The decrease during the current three month period was due mainly to less sales promotion expenses versus an unusually high amount last year and lower professional services and communications expenses. A significant decrease in sales commission expense during the current six month period resulting from fewer sales upon which commissions were due to sales representatives was partially offset by higher costs during the current three month period as commissionable transactions to sales representatives increased. Selling and administrative expenses were 44% and 45% respectively of products and service revenues for the current three and six month periods versus 41% and 48% respectively for the same periods of the prior year. The increase for the current three month period was due to the decline in revenue.

Research and development expenses and software construction amortization was $35,414 and $61,859, respectively, for the three and six month periods ended September 30, 1999 versus $49,842 and $103,831, respectively, for the same periods of the prior year. These decreases were due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during recent years and a decline in the level of Medallion research and development costs versus the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $1,185 and $2,902, respectively, for the three and six month periods ended September 30, 1999 versus $2,856 and $5,240, respectively, for the same periods ended September 30, 1998. This decrease was due to less borrowings during the current year.

Income tax expense was $13,872 and $23,602, respectively, for the three and six months ended September 30, 1999 and was offset by net operating loss carryforwards. At March 31, 1999, loss carryforwards totaling $6.7 million and tax credits of $666,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on class B preferred shares is equal to 20% of the Company's current year-to-date net income.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's cash outlay for software construction and product enhancement costs for the six months ended September 30, 1999 was $44,817. There was no cash outlay for software construction and product enhancement costs during the same period of the prior year. There were no unamortized software construction and product costs at March 31, 1999.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $748,369 at March 31, 1998 to a negative $768,405 at September 30, 1999. The current ratio was .41 at March 31, 1999 and September 30, 1999. The change in working capital was due primarily to an increase in accounts payable, accrued liabilities and short-term borrowings that were substantially offset by an increase in accounts receivable.

The Company's cash flows from operations amounted to $2,404 for the six months ended September 30, 1999. The Company borrowed $35,000 during September, 1999 and made payments on other existing long-term debt totaling $18,351. Investment in software construction and product enhancement activities was $44,817 during the current six month period.

The Company has experienced some improvement in its cash flow resulting from its operating profit during the current year, but continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.



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

ZONIC CORPORATION



By: /s/ James B. Webb
---------------------
    James B. Webb
    President and Chief Executive Officer



By:/s/ John H. Reifschneider
----------------------------
    John H. Reifschneider
    Controller



Dated:  November 5, 1999