Form 10-Q
period 1999-12-31
ZONIC CORP
filed 2000-02-04
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended December 31, 1999 Commission File Number 0-12283


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No ______

 The total number of shares outstanding of the issuer's common shares, without par value, as of the date of this report, follow:



                                    3,044,136

Part I   Financial Information

Item 1.  Financial Statements



STATEMENT OF OPERATIONS
(unaudited)
                                                            Three Months Ended           Nine Months Ended
                                                        12/31/99        12/31/98        12/31/99        12/31/98
                                                      -----------     -----------     -----------     -----------
Products and service revenues ....................    $   517,926     $   624,975     $ 1,510,231     $ 1,691,541

Cost of products and services sold ...............        209,897         217,110         619,877         605,750
Selling and administrative expenses ..............        248,243         261,442         696,391         769,654
Research and development expenses
   and software construction and
   product enhancement amortization ..............         38,564          50,299         100,423         154,130
                                                      -----------     -----------     -----------     -----------

                                                          496,704         528,851       1,416,691       1,529,534

Operating profits ................................         21,222          96,124          93,540         162,007

Interest expense, net ............................         (2,996)         (1,092)         (5,899)         (6,333)
Foreign currency gain (loss) .....................            (12)            875             (12)            875
Gain on sale of assets ...........................           --               500            --               500
                                                      -----------     -----------     -----------     -----------

Income before taxes ..............................         18,214          96,407          87,629         157,049

Provision for income taxes .......................           --              --              --              --
                                                      -----------     -----------     -----------     -----------

Net income .......................................         18,214          96,407          87,629         157,049

Less: Dividend payable on preferred shares .......         (3,644)        (20,600)        (17,527)        (34,128)
                                                      -----------     -----------     -----------     -----------

Net income available to common shareholders ......    $    14,570     $    75,807     $    70,102     $   122,921
                                                      ===========     ===========     ===========     ===========

Weighted average shares outstanding ..............      3,044,136       3,044,136       3,044,136       3,044,136
Dilutive potential common shares:
   Class A convertible preferred stock ...........      1,200,000            --         1,200,000            --
   Stock Options .................................           --              --              --              --
                                                      -----------     -----------     -----------     -----------
                                                      ===========     ===========     ===========     ===========
Adjusted weighted average of common shares .......      4,244,136       3,044,136       4,244,136       3,044,136
                                                      ===========     ===========     ===========     ===========

Basic earnings per share .........................    $      0.00     $      0.02     $      0.02     $      0.04
                                                      ===========     ===========     ===========     ===========
                                                      ===========     ===========     ===========     ===========
Diluted earnings per share .......................    $      0.00     $      0.02     $      0.02     $      0.04
                                                      ===========     ===========     ===========     ===========




The accompanying notes are an integral part of these financial statements.


                  BALANCE SHEETS
     As of December 31, 1999 & March 31, 1999

                                                           (unaudited)
                                                              Dec. 31        Mar. 31
ASSETS ................................................          1999           1999
Current Assets
     Cash .............................................   $    19,532    $    32,848
     Receivables
          Trade .......................................       216,820        125,786
          Unbilled ....................................        41,275        115,588
          Related parties .............................        21,152            200
                                                          -----------    -----------
     Total receivables ................................       279,247        241,574
     Inventories
          Finished products ...........................        96,219         96,164
          Work in process .............................        14,555         68,128
          Raw material ................................       106,135         85,049
                                                          -----------    -----------
     Total inventories ................................       216,909        249,341
     Prepaid expenses .................................         4,089          2,702
                                                          -----------    -----------
          Total Current Assets ........................       519,777        526,465

Property and Equipment-at Cost
     Furniture and office equipment ...................       133,284        133,284
     Machinery and plant equipment ....................       269,831        264,164
     Software construction and product enhancement ....     2,267,834      2,203,070
                                                          -----------    -----------
                                                            2,670,949      2,600,518
     Less accumulated depreciation and amortization ...     2,569,360      2,558,156
                                                          -----------    -----------

                                                              101,589         42,362

                                                          -----------    -----------
               Total Assets ...........................   $   621,366    $   568,827
                                                          ===========    ===========


LIABILITIES
Current Liabilities
     Short-term notes payable and current maturities
          of long-term debt ...........................   $    90,046    $    20,788
     Accounts payable - trade .........................       584,990        614,230
     Dividend payable .................................        31,799         35,698
     Deferred income ..................................       288,033        321,819
     Accrued liabilities
          Salaries and wages ..........................       115,060        105,514
          Property and payroll taxes ..................        48,582         41,317
          Commissions .................................        84,666         75,651
          Other .......................................        52,699         59,817
                                                          -----------    -----------
               Total Accrued Liabilities ..............       301,007        282,299

                                                          -----------    -----------
               Total Current Liabilities ..............     1,295,875      1,274,834

Long-Term Obligations, Less Current Maturities ........         6,345         10,160

Deferred rent .........................................          --           34,789

SHAREHOLDERS' DEFICIT
     Preferred shares .................................     2,400,000      2,400,000
     Common shares ....................................        61,674         61,674
     Additional paid-in capital .......................     5,727,881      5,727,881
                                                          -----------    -----------
                                                            8,189,555      8,189,555

     Accumulated deficit ..............................    (8,870,409)    (8,940,511)
                                                          -----------    -----------
          Total Shareholders' Equity ..................      (680,854)      (750,956)
                                                          -----------    -----------

          Total Liabilities and Shareholders' Equity ..   $   621,366    $   568,827
                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                       STATEMENT OF SHAREHOLDERS' DEFICIT
                  For the nine months ended December 31, 1999

                                  (unaudited)


                                                                              Additional
                                             Common         Preferred          Paid - In         Accumulated
                                             Shares           Shares            Capital            Deficit            Total

Balance, March 31, 1999                      $ 61,674       $ 2,400,000        $ 5,727,881       $ (8,940,511)      $ (750,956)

Net income for the period                                -                    -                 -      87,629           87,629

Dividends payable on preferred shares                    -                    -                 -     (17,527)         (17,527)
                                           -----------     -------------     --------------     --------------     ------------

Balance, December 31, 1999                   $ 61,674       $ 2,400,000        $ 5,727,881       $ (8,870,409)      $ (680,854)
                                           ===========     =============     ==============     ==============     ============



The accompanying notes are an integral part of these financial statements.


                      STATEMENTS OF CASH FLOWS
               For the nine months ended December 31,
                             (unaudited)
                                                                            1999         1998
                                                                       ---------    ---------
Cash provided (used) by operations
    Net income for period ..........................................   $  87,629    $ 157,049
    Adjustments to reconcile net income to cash from operations
        Depreciation ...............................................       8,342       13,637
        Amortization of software construction
               and product enhancements ............................       2,862       29,487
        Provision for obsolete inventory ...........................      18,000       18,000
        Amortization of deferred income and deferred rent ..........    (113,272)    (158,765)
        Gain on sale of assets .....................................        --           (500)
        Foreign currency (gain) loss and other .....................          12         (875)

    Increase (decrease) in cash  due to changes in
        Accounts receivable ........................................     (38,221)      70,813
        Inventories ................................................      14,432       24,627
        Prepaid expenses ...........................................      (1,387)      (7,459)
        Accounts payable ...........................................     (28,704)    (116,581)
        Accrued liabilities ........................................      (2,718)      18,329
        Deferred income ............................................      44,697        4,857
                                                                       ---------    ---------

                    Net cash provided (used) by operations .........      (8,328)      52,619

Cash used in investment activities
        Purchase of equipment ......................................      (5,667)      (6,014)
        Proceeds from the sale of fixed assets .....................        --            500
        Increase in software construction and product enhancements .     (64,764)        --
                                                                       ---------    ---------

                    Net cash used in investment activities .........     (70,431)      (5,514)

Cash provided (used) by financing activities
        Additions to debt obligations ..............................      85,000         --
        Payments on debt obligations ...............................     (19,557)     (31,461)
                                                                       ---------    ---------

                    Net cash provided (used) by financing activities      65,443      (31,461)

Increase (decrease) in cash ........................................     (13,316)      15,644
Cash - beginning of period .........................................      32,848       79,408
                                                                       ---------    ---------

Cash - end of period ...............................................   $  19,532    $  95,052
                                                                       =========    =========

Interest paid during period ........................................   $   5,899    $   3,669
                                                                       =========    =========



The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1.  Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at December 31, 1999 and the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and its cash flows for the nine month periods ended December 31, 1999 and 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 1999. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.  New Standards

The Financial Standards Board has proposed an interpretive release on several issues that are not specifically addressed in APB No.25, "Accounting for Stock Issued to Employees." The proposed guidance for accounting for the repricing of employee stock options could result in significant accounting changes for the Company as a result of the repricing of options which occurred in February 1999. The Company would be required to record an expense (compensation costs) equal to the difference between the modified exercise price and any subsequent increase in the price of the Company's common stock. This accounting would be applied from the date of issuance until the exercise date of the option. The final Interpretation would be effective upon issuance, but will cover events that occurred after December 15, 1998. The impact on the Company's financial statements would depend on the market value of the common stock. At December 31, 1999, the market value of the Company's common stock was less than the exercise price of the repriced options, and as such, there would be no additional expense.


3.  Year 2000 Issues

The Company defines Year 2000 compliance as proper functionality, or performance of a system, process, or equipment that is not adversely affected by dates prior to, during, and after the year 2000. Due to memory constraints, early programmers represented years by the last two digits of the century. Thus the year 1970 is represented by the number "70" in many older software programs. At the turn of the century, the year became "00" and the computer or system could interpret this as the year 1900 and not the year 2000. Many systems have electronic components that utilize a date to control the function it serves. Most computer software, including the Company product offerings, utilize date identification.

The Company completed a comprehensive review and evaluation of all relevant internal and external systems, processes, and third party providers to determine their compliance or progress toward Year 2000 compliance. At this time the Company has not encountered nor anticipates any future significant Year 2000 issues.

The Company's product offerings utilize date reference for the identification of printed and stored data. A date reference problem could result in stored data being tagged with an incorrect date, or printed data indicating an incorrect date. Certain legacy products were not reviewed for Year 2000 compliance. All current products were determined to be Year 2000 compliant. This information has been provided to the Company's clients and the information is available on the company's WEB site.

 The Company has not incurred nor anticipates any additional significant expenses as a result of its Year 2000 work.

4.  Short-Term Note Payable

On August 29, 1999, the Company signed a revolving line of credit agreement with its local bank. The maximum amount is $150,000 and is secured by all the assets of the Company. Interest is computed at the prime rate plus 2% and payable monthly. The agreement expires on August 1, 2000. The amount borrowed at December 31, 1999 was $85,000. The previous note payable with the same bank was paid in full on August 31, 1999.

 .



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




Results of Operations

Product and Services Revenue decreased by $107,049 or 17% for the three months ended December 31, 1999, when compared to the prior year period. A decrease occurred in the Company's 7000 Series and WCA product lines, but was partially offset by a $69,024 or 20% increase in Medallion sales. For the nine months ended December 31, 1999, revenue decreased by $181,310 or 11% when compared to the same period of the prior year. Medallion sales increased $90,166, or 9% with a significant increase in revenue from targeted new markets for special systems and test applications using Medallion products. This increase was offset by significant declines in revenue from 7000 Series and WCA products. The prior year's 7000 Series revenue was primarily from an eight-system order received during the fourth quarter of fiscal year 1998.

Order backlog amounted to $105,000 at December 31, 1999 compared with $272,000 at December 31, 1998. The decrease was in the backlog for Medallion products and special systems using Medallion products. This decrease was partially offset by an increase in extended warranty service contracts during the current period.

Costs of products and services sold was 41% of products and services revenues for the three and nine months ended December 31, 1999 versus 35% and 36% respectively for the same periods of the prior year. The increase was due primarily to higher costs on the sale of certain Medallion based custom designed systems.

Selling and administrative expenses decreased $13,199 or 5% and $73,263 or 10% during the current three and nine month periods, respectively, versus the same prior year periods. These decreases were due primarily to less sales commission expense as a result of more sales made by the Company's employees versus outside sales representatives during the current periods and lower professional service and advertising expenses. Selling and administrative expenses were 48% and 46%, respectively, of product and service revenues for the current three and nine month periods versus 42% and 46%, respectively, for the same periods of the prior year. The increased percentage was due to lower revenues for the current three and nine month periods.

Research and development expenses and software construction amortization was $38,564 and $100,423 respectively, for the three and nine month periods ended December 31, 1999 versus $50,299 and $154,130, respectively, for the same periods of the prior year. These decreases were due to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during the recent years and a decline in the level of Medallion research and development costs versus the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $2,996 and $5,899 respectively for the three and nine month periods ended December 31, 1999 versus $1,092 and $6,333 respectively for the same periods ended December 31, 1998. The increase during the current three month period was due to higher bank borrowings and discounts given to customers for early payment of invoices.

Income tax expense was $6,193 and $29,794 respectively for the three and nine months ended December 31, 1999 and was offset by net operating loss carryforwards. At March 31, 1999, loss carryforwards totaling $6.7 million and tax credits of $666,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on class B preferred shares is equal to 20% of the Company's current year-to-date net income.

Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 1999 was $61,900. There was no unamortized software construction and product development costs at March 31, 1999. The Company's cash outlay for software construction and product enhancement costs during the nine months ended December 31, 1999 was $64,764. No costs were capitalized during the prior year.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $748,369 at March 31, 1999 to a negative $776,098 at December 31, 1999. The current ratio declined slightly from .41 at March 31, 1999 to .40 at December 31, 1999. The decrease in working capital was due primarily to increases in short term borrowings which was partially offset by a decline in accounts payable, deferred income and accrued liabilities.

The Company's cash flows from operations generated a negative $8,328 for the nine months ended December 31, 1999. The Company borrowed $85,000 and made payments on long-term debt totaling $19,557.

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

ZONIC CORPORATION



By: /s/ James B. Webb
    -----------------
    James B. Webb
    President and Chief Executive Officer



By: /s/ John H. Reifschneider
    -------------------------
    John H. Reifschneider
    Controller


Dated:  February 4, 2000