Form 10-K
period 2000-03-31
ZONIC CORP
filed 2000-06-20
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-12283

                    For the fiscal year ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 12, 2000 was $316,263.

The number of shares outstanding of the registrant's Common Shares as of June 12, 2000 was 3,044,136.


                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

Portions of the Registrant's Proxy Statement for the August 9, 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.



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

In product design conformance testing, the Company's systems are used by highly skilled engineers to reduce product development time and enhance the quality of their company's products during the design phase. In manufacturing, the Company's systems are used both to measure manufactured product quality and provide evidence of conformance to quality standards. The Company's monitoring systems allow maintenance and reliability engineers responsible for turbines, compressors, and other rotating equipment to monitor wear, schedule maintenance, and optimize operating performance.

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

Machinery Monitoring Systems (MMS). Turbines, compressors, industrial blowers and other types of rotating machinery designed to operate continuously for many years are used extensively in the petrochemical and power generation industries. Breakdown of the machinery can be extremely expensive, both in terms of lost production and repair cost.

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

Monitoring rotating machinery requires rapid collection management and analysis of vast amounts of data. Once this data is available, it can be used to monitor the performance and efficiency of the machinery. Machinery Monitoring Systems can be developed to adjust operating parameters of the equipment to maximize output and minimize fuel cost.

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

Products offered by the Company include:

A&D 3527 Series - This is a line of single channel, hand-held, FFT analyzers which the Company imports from A&D in Japan for distribution in the Western Hemisphere. The products are used both as engineering test instruments and incorporated in production testing systems and range in price from $4,000 to $8,000 depending on options and accessories.

Zonic Medallion Series - Originally introduced in February 1996 as a mobile, eight channel FFT analyzer, the Medallion series has been expanded by the Company to two, four, six and in the last fiscal year, sixteen channels. The Medallion has also served as the basic platform for the Company's Machine Condition Monitoring Systems and Non Destructive test Systems. The basic analyzer consists of a signal conditioning module which interfaces to a personal computer via a PCMCIA card which resides in the customers' personal computer. The software controlling the analyzer and providing the user interface depends on the intended use of the analyzer.

For general structural analysis such as design conformance testing, the Company provides it's Fundamental Acquisition Software, or FAS, with every Medallion system. The capabilities of the system can be extended through the purchase of additional, add-on packages. In the case of general structural analysis, the Company's RECORDER software turns the system into a multi-channel digital signal recorder with the personal computer hard drive serving as the data storage medium. For general rotating machinery analysis, the Company's ROTATE software, which was originally developed for the Company by another local firm, offers extensive signal analysis and data reduction capabilities for the data acquired by the Medallion and RECORDER software.

In addition to Zonic authored software, the Company is an authorized re-seller of various third party packages which are used for specific test purposes such as Modal Analysis and Acoustic Intensity Analysis. Generally, these products are sold to the end user at the third party list price with the Company buying the packages at a re-seller discount. Warranty and support obligations remain with the original provider of the software packages and the Company incurs no additional liability.

For manufacturing product conformance testing, the Company provides its proprietary eZ-NDT software and accessories to facilitate manufacturing tests such as impact hammers, accelerometers and microphones. These systems range in complexity from a simple two channel analyzer with a computer and software to fully integrated systems with conveyors,, programmable logic controllers, pneumatic devices, industrial grade computers with TFT touch screens, and Medallion FFT analyzers. In the latter case, the systems are generally built to order, however, the software which forms the core of the application is standard Zonic product. In all cases, the systems utilize large amounts of third party materials and the Company has developed several sources of supply for such components.

For machinery monitoring, the Company employs its own Medallion analyzers as well as personal computers and signal transducers from others. The Company's TOMAS software is bundled with the systems and forms the core analysis functions. These systems are generally used to trouble shoot problem machinery either by direct on-line analysis or post event analysis by highly skilled machinery diagnosticians.

Medallion based systems range in price from $6,000 to over $50,000 depending on the intended application as described above and the amount of ancillary equipment supplied by the Company.

A&D WCA (World Class Analyzer) - The WCA was originally developed under a joint development agreement between the Company and A&D, and was intended to be based on the Apple Macintosh. The Company sold its 40% interest in the product to A&D in June of 1995. A&D has subsequently re-designed the product to operate with personal computers running the Microsoft Windows NT operating system and the Company imports components for configuration and sale to customers in the Western Hemisphere. The product is configurable from two to 32 channels and provides extensive signal analysis capabilities primarily for design verification testing. Prices range from $30,000 to $90,000.

Zonic 7000 Series - This line of products was originally developed in the late 1980's and provided a cost effective solution to those customers requiring large channel count systems in the range of 32 to more than 500 channels. The line is being phased out of the Company's product offerings, however, it continues to contribute revenues though system upgrades and warranty contracts. Original system prices ranged from $35,000 to over $1,000,000. Current upgrades and warranty contracts are in the $10,000 to $25,000 range.

Marketing and Distribution

The Company markets its Design Test and Manufacturing Test systems primarily to original equipment manufacturers and suppliers in the aerospace and transportation industries, while its Machinery Monitoring Systems are marketed primarily to steel, industrial chemical and petrochemical manufacturing facilities, and power generation plants.

The Company sells its products worldwide, but principally in the United States, Canada, the Pacific Rim Countries (Korea, Japan, China, etc.) and India. Export sales accounted for 9%, 10%, and 26% of the Company's net revenue during the fiscal years ended March 31, 2000, 1999 and 1998, respectively. See Note G of Notes to Financial Statements. In the United States and Canada, the Company maintains a network of manufacturers representatives who are trained on the use of the Company's product and who can help potential customers in the selection of the right equipment for their application. The Representatives solicit orders on the Company's behalf. The Company sells its products and services directly to the end customer and pays the representative a commission.

In addition to sales of its own system, the Company sells its Medallion analyzer to third party packaging companies who employ the Medallion in their systems. Generally, these third party companies add significant value in the form of system integration and their own software with the Medallion providing key high speed data acquisition functions.

Outside of the United States and Canada, the Company utilizes both representatives and distributors, depending on the particular country and strength of the representative in that country. In the case of representatives, the end users place orders directly with Zonic and the Company pays the representative a commission. Distributors purchase materials from the Company at a discount from the Company's Export Price List and then re-sell the products to the end user. The level of discount varies from distributor to distributor depending on the individual capabilities of the distributor.

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

Major Customers

There was one customer, which accounted for 10% or more of the Company's total revenues in 2000. See Note H of Notes to Financial Statements.

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

Service, Maintenance and Warranty

The Company provides a one-year limited warranty from the date of shipment for all its products. The Company will repair, or at its option, replace defective products returned to its Milford, Ohio, location. As an alternative, service technicians employed by the Company will provide repair service at the customer's location if the customer pays travel expenses. Service for products sold overseas are generally provided by the Company's appointed agent in that country. (See Item 1 Business - Marketing and Distribution) The Company's warranty expense was 2.4%, 2.0%, and 3.0% of revenue for fiscal 2000, 1999 and 1998, respectively.

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

Software construction and product enhancement costs totaling $67,000 and $47,000 were capitalized during fiscal years 2000 and 1998, respectively. There were no software construction and product enhancement costs capitalized during fiscal year 1999. Software construction and product enhancement amortization expenses for fiscal years 2000, 1999 and 1998 were $4,000, $44,000, and $139,000, respectively. The Company expensed $148,000, $163,000, and $196,000 for research and product development for fiscal 2000, 1999, and 1998, respectively.

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

Competition in the market for noise and vibration analysis systems is generally based on product features. Customers select a particular system based on how well they perceive it will meet their particular needs. Price can be a secondary consideration, however the system selected must fit within the customer's equipment budget. The Company has designed its products with a wide range of capabilities so that those products will meet a variety of customer needs.

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

Product Backlog

The Company's product and services backlog of orders believed to be firm as of March 31, 2000 and March 31, 1999 was $168,000 and $309,000, respectively. The prior year backlog included orders totaling $150,000 for products which the Company no longer actively markets.

Generally, orders can be processed and shipped on products not requiring modifications from stock within 45 days. Certain orders are processed and shipped on a longer cycle due to customer delivery requests or because of modifications ordered by a customer. Orders are subject to cancellation upon certain conditions.

Employees

As of March 31, 2000, the Company had 14 employees. Many of the Company's employees are highly skilled. The Company's continued success will depend in part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are good.

Item 2.  Properties.
The Company's executive offices and manufacturing facilities are located at Park 50 TechneCenter, 50 West TechneCenter Drive, Milford, Ohio. The leased premises consist of approximately 6,500 square feet of which about one-third is office space. The lease expires August 31, 2001.

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

(b) As of March 31, 2000, there were 554 holders of record of the Company's Common Shares, without par value, the Company's only class of common equity. On June 12, 2000, there were 3,044,136 Common Shares of the Company outstanding.

(c) The Company did not pay any dividends on its common shares during the fiscal years ended March 31, 2000 and March 31, 1999.

Item 6.  Selected Financial Data.
The following financial data is provided for the Company and its subsidiaries for the five preceding fiscal years.

                                           2000           1999           1998           1997          1996
                                      -----------    -----------    -----------    -----------   -----------

Net revenues ......................   $ 1,846,018    $ 2,114,183    $ 2,025,938    $ 3,734,706   $ 3,639,982

Gain (loss) .......................   $    (4,372)   $    (6,050)   $     4,090    $ 3,027,551   $ 1,417,027

Profit (loss) before extraordinary    $    42,875    $   164,207    $  (315,604)   $ 1,898,113   $    (9,969)

Net profit (loss) .................   $    42,875    $   164,207    $  (315,604)   $ 1,898,113   $   387,306

Basic earnings (loss) per share:

Profit (loss) before extraordinary    $      0.01    $      0.04    $     (0.10)   $      0.62   $      0.00

Extraordinary item - gain from debt   $      0.00    $      0.00    $      0.00    $      0.00   $      0.13

   Net profit (loss) ..............   $      0.01    $      0.04    $     (0.10)   $      0.62   $      0.13

Diluted earnings (loss) per share:

Profit (loss) before extraordinary    $      0.01    $      0.04    $     (0.10)   $      0.62   $      0.00

Extraordinary item - gain from debt   $      0.00    $      0.00    $      0.00    $      0.00   $      0.13

   Net profit (loss) ..............   $      0.01    $      0.04    $     (0.10)   $      0.62   $      0.13

Total assets ......................   $   500,524    $   568,827    $   699,597    $ 2,687,484   $ 3,242,766

Long-term obligations (including ..   $     5,029    $    10,160    $    30,186    $   987,425   $ 4,070,000

Cash dividends declared ...........   $      0.00    $      0.00    $      0.00    $      0.00   $      0.00


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto which follow.

Results of Operations

2000 versus 1999
Revenues. Total revenues decreased $268,000 or 13% in fiscal 2000 from the prior year. Sales decreased primarily in the Company's 7000 Series and WCA product lines as the Company focused its sales and development efforts during the current year on its Medallion product line. There were also small declines in consulting and extended warranty revenues. These decreases were partially offset by a 9% or $105,000 increase in Medallion product sales. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 2000 to 91% compared to 90% in 1999. The Company's largest customer in 2000, a U.S. company, accounted for 12% of total sales. A different U.S. company accounted for 16% of total sales in 1999.

Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues increased to 40% in 2000 from 37% the prior year. The reduced profit margin was due primarily to higher costs on the sale of certain Medallion based custom designed systems during the current year.

Selling  and  Administrative  Expenses.   Selling  and  administrative  expenses
decreased by approximately $62,000 or 7% in 2000 from the prior year due primarily to less sales commission expense as a result of more sales made by Company employees versus outside sales representatives during the current year and lower professional service and advertising expenses. As a percentage of total revenue, however, these expenses increased to 48% in 2000 compared to 45% in 1999 due to lower revenues during the current year.

Research and Development and Software Construction and Product Enhancement Amortization. Research and development expense and software construction and product enhancement amortization decreased by $56,000 or 27% in 2000 versus 1999. This decrease was due primarily to less amortization expense as a result of a decrease in capitalized software construction and product enhancement costs during recent years. (See Liquidity and Capital Resources and Note A-3 of Notes to Financial Statements.)

Interest Expense. Interest expense increased by $2,500 in 2000 due to higher bank borrowings and discounts given to customers forearly payment of invoices.

Foreign Currency Gains (Losses). Foreign currency gains and (losses) of $(12) and $875 in 2000 and 1999, respectively were due to increases and decreases in value of the U.S. dollar against the Japanese yen.

Results of Operations

1999 versus 1998
Revenues. Total revenues increased $88,000 or 4% in fiscal 1999 from the prior year. Sales increased in the Company's 7000 Series, WCA and Medallion product lines and decreased in consulting, extended warranty and MMS products. The increases in 7000 Series and WCA revenues were due to sales resulting from orders received in fiscal 1998 which were completed during the current year. The increase in Medallion revenues was due primarily to sales made to a company under an OEM distribution agreement. The decrease in consulting, extended warranty and MMS revenues were attributable to the continuing slow down of orders resulting from the sale of its Zeta technology and software to A&D in fiscal 1997. Except as discussed below, sales in both periods were geographically diverse and not dependent on any one customer for recurring business, nor specific region of the world. (See Notes G and H of Notes to Financial Statements.) Price increases did not have a significant impact on sales. As a percentage of total revenues, sales to domestic customers increased in 1999 to 90% compared to 74% in 1998. The Company's largest customer in 1999, a U.S. company, accounted for 16% of total sales. A foreign government was the Company's largest customer in 1998 that accounted for 8% of total sales.

Cost of Products and Services Sold. Cost of products and services sold as a percentage of revenues decreased to 37% in 1999 from 40% the prior year. The improved profit margin was due primarily to higher profit margins on Medallion product sales resulting from add-on software and equipment options and reduced production costs.

Selling  and  Administrative  Expenses.   Selling  and  administrative  expenses
decreased by approximately $77,000 or 7% in 1999 from the prior year due primarily to a decrease in rent and other facility related costs, lower professional services expense and sales commission expense resulting from fewer sales commissionable to sales representatives. As a percentage of total revenue, these expenses decreased to 45% in 1999 compared to 51% in 1998.

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

Foreign Currency Gains (Losses). Foreign currency gains and (losses) of $875 and $(146) in 1999 and 1998, respectively were due to increases and decreases in value of the U.S. dollar against the Japanese yen

Liquidity and Capital Resources.

Working capital as of March 31, 2000 was a negative $809,000 versus a negative $748,000 as of March 31, 1999. The decrease in working capital was due primarily to increases in short-term borrowings which was partially offset by a decline in accounts payable, deferred income and accrued liabilities.

The Company's cash flow from operations was a negative $38,000 in fiscal 2000. The Company borrowed $135,000, made payments on long-term debt totaling $21,000 and purchased equipment totaling $7,000. Investment in software construction and product enhancement activities used $67,000 of cash during fiscal 2000.

The Company has experienced some improvement in its cash flow resulting from its operating profits during fiscal 2000 and 1999, but continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional sources of working capital either through additional debt or equity financing to sustain operations and reduce current liabilities. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source. (See Note M of Notes to the Financial Statements.)

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

Item 8.  Financial Statements and Supplementary Data.
Financial Statements included as part of this Report:


                                                                        Page No.

Independent Auditors' Report.............................................. 12-13

Statements of Operations for the Years Ended March 31, 2000, 1999 and 1998 .. 14

Balance Sheets as of March 31, 2000 and 1999 ................................ 15

Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998 .. 16

Statements of Shareholders' Equity (Deficit) for the Years
     Ended March 31, 2000, 1999 and 1998 .................................... 17

Notes to Financial Statements ............................................... 18



Independent Auditors' Report

To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio

We have audited the accompanying balance sheets of Zonic Corporation as of March 31, 2000 and 1999 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



by: / s / Clark, Schaefer, Hackett & Co.
Cincinnati, Ohio
April 28, 2000



Independent Auditors' Report



To the Board of Directors and Shareholders
Zonic Corporation
Cincinnati, Ohio

We have audited the balance sheet of Zonic Corporation as of March 31, 1998 and the related statements of operations, shareholders' deficit, and cash flows for the year ended March 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles.

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

by: / s / Deloitte and Touche LLP
Cincinnati, Ohio

June 22, 1998



Statements of Operations for the Years Ended March 31, 2000, 1999, and 1998

                                                              2000           1999           1998
                                                          -----------    -----------    -----------

Products and service revenue ..........................   $ 1,846,018    $ 2,114,183    $ 2,025,938
                                                          -----------    -----------    -----------

Cost of products and services sold ....................       745,185        775,638        813,600
Selling and administrative expenses ...................       892,368        954,629      1,031,718
Research and development expenses and software
  construction and product enhancement amortization ...       151,602        207,459        335,004
                                                          -----------    -----------    -----------

Total operating expenses ..............................     1,789,155      1,937,726      2,180,322
                                                          -----------    -----------    -----------

Operating income (loss) ...............................        56,863        176,457       (154,384)

Gain (loss) on sale and disposal of assets ............        (4,372)        (6,050)         4,090
Interest expense ......................................        (9,604)        (7,075)      (165,164)
Foreign currency gains (losses) .......................           (12)           875           (146)
                                                          -----------    -----------    -----------

Income (loss) before taxes ............................        42,875        164,207       (315,604)

Provision for income taxes ............................          --             --             --
                                                          -----------    -----------    -----------

Net income (loss) .....................................        42,875        164,207       (315,604)

Less: Dividend payable on preferrred shares ...........        (8,575)       (35,698)          --
                                                          -----------    -----------    -----------

Net income (loss) available to common shares ..........   $    34,300    $   128,509    ($  315,604)
                                                          ===========    ===========    ===========

Basic earnings (loss) per share: ......................   $      0.01    $      0.04    ($     0.10)
                                                          ===========    ===========    ===========

Diluted earnings (loss) per share: ....................   $      0.01    $      0.04    ($     0.10)
                                                          ===========    ===========    ===========



The accompanying notes are an integral part of these statements.




Balance Sheets as of March 31, 2000 and 1999

                                                                                         2000           1999
                                                                                     -----------    -----------
Current Assets
  Cash ...........................................................................   $    34,578    $    32,848
  Receivables, net of allowance for doubtful accounts
      Trade ......................................................................       101,662        125,786
      Related parties ............................................................        27,751            200
      Unbilled contracts .........................................................          --          115,588
                                                                                     -----------    -----------
  Total receivables ..............................................................       129,413        241,574

  Inventories
      Finished products ..........................................................       137,628         96,164
      Work in process ............................................................        18,561         68,128
      Raw material ...............................................................        81,229         85,049
                                                                                     -----------    -----------
  Total inventory ................................................................       237,418        249,341
  Prepaid expenses ...............................................................         1,896          2,702
                                                                                     -----------    -----------
Total current assets .............................................................       403,305        526,465

Property and Equipment-at cost
  Furniture and office equipment .................................................       102,217        133,284
  Machinery and plant equipment ..................................................       219,381        264,164
  Software construction and product enhancements .................................     2,270,008      2,203,070
                                                                                     -----------    -----------
                                                                                       2,591,606      2,600,518
  Less accumulated depreciation and amortization .................................     2,494,387      2,558,156
                                                                                     -----------    -----------
                                                                                     -----------    -----------
Total net property and equipment .................................................        97,219         42,362
                                                                                     -----------    -----------

                                                                                     $   500,524    $   568,827
                                                                                     ===========    ===========
Liabilities and Shareholders' Deficit
Current Liabilities
  Note payable ...................................................................   $   135,000    $      --
  Current maturities of long term obligations ....................................         5,133         20,788
  Accounts payable - trade .......................................................       567,958        614,230
  Deferred income ................................................................       244,098        321,819
  Dividend payable ...............................................................         8,575         35,698
  Accrued liabilities
      Salaries and wages .........................................................        88,693        105,514
      Property and payroll taxes .................................................        33,777         41,317
      Other ......................................................................       128,917        135,468
                                                                                     -----------    -----------
                                                                                     -----------    -----------
  Total accrued liabilities ......................................................       251,387        282,299
                                                                                     -----------    -----------
Total current liabilities ........................................................     1,212,151      1,274,834

Long-term obligations, less current maturities ...................................         5,029         10,160
Deferred rent ....................................................................          --           34,789
Commitments and Contingencies

Shareholders' Deficit
  Preferred shares - authorized, 250,000 shares without par value;
      12,000 shares Class A  non-voting , redeemable, convertible, $100 per share      1,200,000      1,200,000
      6,000 shares Class B non-voting, redeemable, non-convertible, $200 per share     1,200,000      1,200,000
  Common shares - authorized, 9,750,000 shares without par value; issued and
    outstanding, 3,044,136 shares at March 31, 2000 and 1999 at stated issue price        61,674         61,674
Additional paid in capital .......................................................     5,727,881      5,727,881
                                                                                     -----------    -----------
                                                                                       8,189,555      8,189,555
Accumulated deficit ..............................................................    (8,906,211)    (8,940,511)
                                                                                     -----------    -----------
                                                                                     -----------    -----------
Total shareholders' deficit ......................................................      (716,656)      (750,956)
                                                                                     -----------    -----------

                                                                                     $   500,524    $   568,827
                                                                                     ===========    ===========





The accompanying notes are an integral part of these statements.




Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998

                                                                       2000         1999         1998
                                                                    ---------    ---------    ---------

Cash provided by (used in) operations
  Net income (loss) for year ....................................   $  42,875    $ 164,207    ($315,604)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 (Gain) loss from sale and disposal of assets ...................       4,372        6,050       (4,090)
  Depreciation and amortization .................................      11,277       17,704       21,052
  Amortization of software construction and product enhancements        3,819       44,383      139,179
  Amortization of deferred income and deferred rent .............    (138,538)    (200,770)    (220,601)
  Amortization of discount on notes receivable ..................        --           --        (30,000)
  Provision for obsolete inventories ............................      24,000       24,000       33,385
  Foreign currency (gain) loss and other ........................          12         (875)         235
  Increase (decrease) in cash due to changes in:
    Receivables .................................................     101,732        4,053       36,301
    Inventories .................................................     (12,077)      (7,746)     120,886
    Prepaid expenses ............................................         806        1,032          504
    Accounts payable and accrued liabilities ....................    (102,465)    (120,964)     (87,469)
    Accrued rent ................................................        --           --        (64,079)
    Deferred revenue and advanced billings to customers .........      26,028       73,835      183,581
                                                                    ---------    ---------    ---------
        Net cash provided by (used in) operations ...............     (38,159)       4,909     (186,720)

Cash used in investment activities
  Purchase of equipment and leasehold improvements ..............      (7,387)     (10,891)      (9,094)
  Proceeds from sale of fixed assets ............................        --          1,025       13,976
  Software construction and product enhancement expenditures ....     (66,938)        --        (47,198)
                                                                    ---------    ---------    ---------
        Net cash used in investment activities ..................     (74,325)      (9,866)     (42,316)

Cash provided by (used in) financing activities
  Proceeds from note payable ....................................     135,000         --         75,000
  Repayment of long-term obligations ............................     (20,786)     (41,603)     (26,050)
                                                                    ---------    ---------    ---------
        Net cash provided by (used in) financing activities .....     114,214      (41,603)      48,950

Increase (decrease) in cash .....................................       1,730      (46,560)    (180,086)
Cash - beginning of period ......................................      32,848       79,408      259,494
                                                                    ---------    ---------    ---------
                                                                    =========    =========    =========
Cash - end of period ............................................   $  34,578    $  32,848    $  79,408
                                                                    =========    =========    =========

Interest paid during the year ...................................   $   9,604    $   7,075    $ 171,722
                                                                    =========    =========    =========



The accompanying notes are an integral part of these statements.




Statements of Shareholders' Deficit for the Years Ended March 31, 2000, 1999 and 1998
                                               Common    Preferred      Paid in      Accumulated
                                               Shares     Shares        Capital       Deficit         Total
                                            ---------   -----------   -----------   -----------    -----------

Balance at March 31, 1997 ...............   $  61,674   $         0   $ 5,727,881   ($8,753,416)   ($2,963,861)

Preferred shares issued .................        --       2,400,000          --            --        2,400,000

Net loss for year .......................        --            --            --        (315,604)      (315,604)
                                            ---------   -----------   -----------   -----------    -----------

Balance at March 31, 1998 ...............   $  61,674   $ 2,400,000   $ 5,727,881   ($9,069,020)   ($  879,465)

Net income for year .....................        --            --            --         164,207        164,207

Dividends payable on preferred shares ...        --            --            --         (35,698)       (35,698)
                                            ---------   -----------   -----------   -----------    -----------

Balance at March 31, 1999 ...............   $  61,674   $ 2,400,000   $ 5,727,881   ($8,940,511)   ($  750,956)

Net income for year .....................        --            --            --          42,875         42,875

Dividends payable on preferred shares ...        --            --            --          (8,575)        (8,575)
                                            ---------   -----------   -----------   -----------    -----------

Balance at March 31, 2000 ...............   $  61,674   $ 2,400,000   $ 5,727,881   ($8,906,211)   ($  716,656)
                                            ==========  ===========   ===========   ============    ===========



The accompanying notes are an integral part of these statements.



Notes to Financial Statements

Note A - Summary of Accounting Policies

The Company's principal activity consists of the design, manufacture, and marketing of data acquisition and analysis systems. A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Inventories
     Inventories are stated at the lower of cost or market. Finished products and work in process costs are determined principally by the average cost method, including material, labor, and overhead associated with inventory production. Raw material cost is determined by the first-in first-out method (FIFO). Inventories are reduced by allowances for obsolescence totaling $134,500 and $179,000 at March 31, 2000 and 1999, respectively.

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

     At March 31, 2000, there was $63,119 of unamortized costs for software construction and product enhancement. There were no unamortized costs for software construction and product enhancement at March 31, 1999.

Capitalized costs of software construction and product enhancement and related information for fiscal years 2000, 1999, and 1998 follow:

                                                     2000        1999       1998
                                                     ----        ----       ----
Capitalized costs
   Software construction and product enhancement   $ 66,938       --     $ 47,198

Amortization
   Software construction .......................   $  3,819   $ 44,383    139,179

Research and development expenses ..............   $147,783   $163,076   $195,825

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

     Under the percentage of completion method, revenues are recognized based on the ratio of total cost incurred at the balance sheet date to total estimated cost of the project through completion. There were no contracts in progress at March 31, 2000. There were two contracts in progress at March 31, 1999. Unbilled receivables relating to these contracts at March 31, 1999, were $115,588.

      Billings, as specified in the terms of a contract, in excess of revenue earned have been recorded as deferred income.

     The Company sells extended warranty contracts which provide for repair of hardware and no-cost upgrades of software. These contracts normally cover a one-year period with revenue being recognized on a straight line basis over the contract period.

7.   Credit Risk
     The Company is diversified geographically and has a broad customer base. The Company grants credit to substantially all of its customers. Export sales are generally secured with a letter of credit in favor of the Company payable on shipment. At March 31, 2000 five customers accounted for approximately 82% of total accounts receivable and at March 31, 1999 two customers accounted for approximately 64% of total accounts receivable. The Company's credit risk is not concentrated in any one industry and the significant receivables were from different customers in 2000 and 1999. (See Notes G and H of Notes to Financial Statements). The Company had an allowance for doubtful accounts of approximately $25,000 at March 31, 2000 and 1999, respectively.

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

Computation of basic and diluted earnings (loss) per share are as follows:

                                                             2000           1999           1998
                                                         -----------    -----------    -----------

Net income (loss) ....................................   $    42,875    $   164,207    ($  315,604)
Class B preferred stock dividend .....................        (8,575)       (35,698)          --
                                                         -----------    -----------    -----------
                                                         ===========    ===========    ===========
Net income (loss) available to common shareholders ...   $    34,300    $   128,509    ($  315,604)
                                                         ===========    ===========    ===========

Weighted average of common shares outstanding ........     3,044,136      3,044,136      3,044,136
Dilutive potential common shares:
              Class A convertible preferred stock ....     1,200,000        200,000           --
              Stock options ..........................        45,877         10,046           --
                                                         -----------    -----------    -----------
                                                         ===========    ===========    ===========
Adjusted weighted average of common shares outstanding     4,290,013      3,254,182      3,044,136
                                                         ===========    ===========    ===========

Basic earnings (loss) per share ......................   $      0.01    $      0.04    ($     0.10)
Diluted earnings (loss) per share ....................   $      0.01    $      0.04    ($     0.10)

     At March 31, 2000 and 1999, there were 1,252,500 additional stock options for the purchase of common shares. At March 31, 1999, there were 450,000 warrants outstanding for the purchase of common shares. These potential common shares were not included in the diluted earnings per share calculation for 2000 and 1999 as their effect was anti-dilutive. Stock options and warrants outstanding at March 31, 1998 were not included in the diluted earnings per share calculation for 1998 as their effect was anti- dilutive. (See Note E of Notes to the Financial Statements)

10.  New Standards
     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Option No. 25." This Interpretation clarifies the application of Opinion 25 for only certain issues, including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. This Interpretation is effective July 1, 2000, but covers specific events that occurred after December 15, 1998. This Interpretation affects the Company as a result of the repricing of options which occurred in February 1999 (See Footnote E). Commencing July1, 2000, the repriced options will be accounted for as variable until the date the awards are exercised, are forfeited, or expire unexercised. Compensation cost will be recognized immediately after July 1, 2000 to the extent that the stock price exceeds the stock price on July 1, 2000. Future changes in the market value of the Company's stock will directly affect the amount of compensation expense recorded by the Company. The magnitude of the impact on the Company's financial statements will depend on the market value of the common stock as of July 1, 2000 and thereafter.

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

The Company has recorded annual dividend amounts of $8,575 and $35,698 in 2000 and 1999, respectively, relating to the Class B Preferred Stock.

Note C - Note Payable

On August 29,1999, the Company signed a revolving line of credit agreement with its local bank. The maximum amount is $150,000 and is secured by all the assets of the Company. Interest is computed at the prime rate plus 2% (11% at March 31, 2000) and is payable monthly. The agreement expires on August 1, 2000. The amount borrowed at March 31, 2000 is $135,000.

Note D - Long-Term Obligations

Long-term obligations consist of a promissory note for the purchase of a company vehicle with a balance of $10,162 and $15,323 at March 31, 2000 and 1999 respectively. Monthly principal and interest payments are $473, with the final payment due March 11, 2002. Also included in long-term obligations at March 31, 1999 was a loan payable to the Company's local bank of $15,625 which matured and was paid in full on August 31, 1999.

Long-term obligations as of March 31, 2000 mature as follows: 2001 - $5,133; and 2002 - $5,029.

Note E - Stock Options

The Company has certain incentive and non-qualified stock option plans available to key employees to purchase common stock of the Company at not less than the market value on the date of grant. A summary of option transactions during 2000, 1999 and 1998 follows:

                                          Number of      Weighted Average
                                           Options        Exercise Price
                                          ----------     --------------

Outstanding at March 31, 1997 ........    1,706,000          1.70

Granted in 1998 ......................         --              --
Exercised in 1998 ....................         --              --
Forfeited in 1998 ....................     (148,000)         0.61

Outstanding at March 31, 1998 ........    1,558,000          1.80

Granted in 1999 ......................       30,000          0.14
Exercised in 1999 ....................         --              --
Forfeited in 1999 ....................      (15,000)         0.30

Outstanding at March 31, 1999 ........    1,573,000          1.69

Granted in 2000 ......................         --              --
Exercised in 2000 ....................         --              --
Forfeited in 2000 ....................      (16,000)         0.14

Outstanding at March 31, 2000 ........    1,557,000          1.71

Exercisable at March 31, 1999 ........    1,550,500          1.72
Exercisable at March 31, 2000 ........    1,547,000          1.72

The following table summarizes information about stock options outstanding at March 31, 2000.

                         Options Outstanding                       Options Exercisable

Exercise  Outstanding at  Weighted Average  Weighted Average   Exercisable     Weighted Average
 Prices   March 31, 2000      Remaining     Exercise Price    March 31, 2000    Exercise Price
                          Contractual Life

   .14       304,500            4.74             .14              294,500                 .14

  2.00     1,140,000            2.95            2.00            1,140,000                2.00

  2.50        62,500            2.33            2.50               62,500                2.50

  3.63        50,000            1.67            3.63               50,000                3.63

On February 19, 1999, the Board of Directors re-priced 290,500 incentive stock options for common shares shares at $0.14 per share, the fair market value of the stock as of that date. Nothing else was changed about the options.

The Company adopted a new incentive stock option plan in fiscal 2000. Under the plan, 250,000 common shares are available to key employees at the fair market value at the date of the grant of the option. There were no options granted under this plan during 2000. The 1989 incentive stock option plan expired during fiscal 2000, except for options previously granted thereunder. At March 31, 2000, there were 304,500 incentive options and 1,252,500 non-qualified options outstanding and 370,000 common shares were available for granting additional options.

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

During 1994, the Company issued warrants for 100,000 common shares in connection with the renegotiation of the lease of its facilities. The warrants were exercisable at $2.00 per share and expired on March 31, 2000. During 1995, the Company issued warrants for 350,000 common shares in connection with the extinguishment of certain long-term debt obligations. These warrants were exercisable at $2.00 per share and expired on March 31, 2000.

At March 31, 2000, the Company has reserved common shares sufficient to cover the exercise of outstanding stock options.

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

                                                              2000        1999        1998
                                                              ----        ----        ----
Pro forma income (loss) ................................   $  42,225   $ 152,001   $(333,078)
Pro forma income (loss) available to common stockholders   $  33,650   $ 116,303   $(333,078)
Pro forma income (loss) per share of common stock ......   $     .01   $     .04   $    (.11)

The weighted average per option fair value of options granted in 1999 was $.14. There were no options granted during 2000 and 1998. The fair value of each option grant was estimated on the date of the grant and using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: no expected dividend yield and expected option lives of ten years; expected volatility of 112%; and risk-free interest rate of 5.0%.

Note F - Operating Lease Commitments

On June 29, 1999, the Company extended the lease for its current premises through August 31, 2001. Effective September 1, 1999, the monthly rent increased to $4,685. The previous monthly rent was $4,604. All other terms and conditions of the lease remained the same. The minimum future rental commitment under the lease agreement is $56,220 and $23,425 in fiscal 2000 and 2001, respectively.

Deferred rent arising from incentives and concessions from the landlord was $34,789 at March 31, 1999. There was no deferred rent as of March 31, 2000. Deferred rent was amortized as a reduction of rent payments charged to expense through August, 1999. Rent expense for 2000, 1999 and 1998 was $56,043, $55,506, and $91,866, respectively. Amortization of deferred rent for 2000 and 1999 was $34,789 and $83,896, respectively.

The Company also has computer equipment under an operating lease at March 31, 2000. Leased equipment expense under this lease was $6,303 and $1,576 for 2000 and 1999, respectively. Minimum future rental commitments under this lease are 2001 - $6,303, and 2002 - $4,727.

Note G - Foreign Sales

The Company had foreign sales as follows:

                       Percent of
              Amount   Total Sales
            --------   -----------
     2000   $172,000          9%
     1999   $215,000         10%
     1998   $519,000         26%

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

One U.S. company accounted for about 12% of the Company's total sales in 2000, while two U.S. companies accounted for more than 29% of the Company's total sales in 1999. There were no major customers in 1998.

Note I - Federal Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets have been reduced by a valuation allowance, as it is uncertain if and when these benefits will be realized. Although the Company realized profits in 2000 and 1999, there was no provision for income taxes as the result of changes in deferred tax assets and the related valuation allowance during the year.

Deferred taxes at March 31 consist of the following:

                                          2000         1999
                                       ---------    ---------
Current deferred tax asset:
   Reserves not currently deductible   $  59,257    $  74,275
   Deferred revenue ................      82,993      109,418
   Accruals not currently deductible      56,541       58,851
                                       ---------    ---------
 Subtotal ..........................     198,791      242,544
Less valuation allowance ...........    (198,791)    (242,544)
                                       ---------    ---------
      Net ..........................   $    --      $    --
                                       =========    =========

Non-current deferred tax asset:
  Net operating loss carryforward ..   2,318,423     2,279,920
  Tax credits ......................     662,625       666,205
  Deferred income ..................         457        12,150
                                      ----------    ----------
  Subtotal .........................   2,981,505     2,958,275

Non-current deferred tax liability -
     Capital leases and accelerated
     depreciation ..................     (2,149)       (2,867)
                                      -----------   -----------
                                      -----------   -----------
Net non-current deferred tax asset..   2,979,356      2,955,408
Less valuation allowance ...........  (2,979,356)    (2,955,408)
                                      ===========    ===========
                                      ===========    ===========
    Net ...........................   $      --      $      --
                                      ===========    ===========

The provision for income taxes for the years ended consist of the following:

                                         2000         1999         1998
                                      ---------    ---------    ---------
Deferred (income) expense .........      19,805     (121,409)     (47,190)
Increase (Reduction) in the
     valuation allowance ..........    (19,805)     121,409       47,190
                                      ---------    ---------    ---------
                                      =========    =========    =========
Provision for income taxes ........   $    --      $    --      $    --
                                      =========    =========    =========

At  March  31,  2000  the  Company  had  net  operating  loss  carryforwards  of approximately $6.8 million for U.S. Federal tax purposes. Such loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2002 and continuing through 2014.

Tax credits are accounted for under the flow-through method as a reduction of the provisions for income taxes in the year utilized.

The Company has $663,000 of tax credits primarily comprised of research and development available for U.S. income tax purposes. These credits expire at various dates beginning in 2001 and continuing through 2008.

Note J - Related Party Transactions

A&D, a 28.6% shareholder, sells the company's products in the Japanese market. The Company sells its products to A&D at discounts which vary by product for re-sale to end customers. Revenues from sales to A&D were $38,000, $2,800 and $84,000 during 2000, 1999, and 1998 respectively.

The Company is also the exclusive distributor of the WCA Product owned by A&D in the Western Hemisphere and purchases components from A&D used principally in the production of its WCA product line. Such purchases totaled $536, $48,085 and $32,110 during 2000, 1999 and 1998, respectively. The Company had a receivable balances from A&D of $27,751 and $200 at March 31, 2000 and 1999, respectively. There was no amounts payable to A&D at March 31, 2000 and 1999, respectively.

During 1997, A&D paid the Company $300,000 to promote its WCA products. The amount was recorded as deferred income and is recorded as a reduction of selling and administrative expenses as expenses are incurred. The Company recorded $21,000 and $35,000 of this amount during fiscal 2000 and 1998, respectively as a reduction of selling and administrative expenses.

Note K - Retirement Plan

The Company has an employee savings and investment retirement plan qualified under sections 401 (a) and 401 (k) of the Internal Revenue Code. The plan covers all employees of the Company age 18 and over who have completed six months of service and are scheduled to work 1,000 hours or more during the plan year.

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

The Company made contributions of $10,683, $16,757 and $10,777 for 2000, 1999 and 1998, respectively. None of the contributions were made in Company stock. The 1999 contribution included a supplemental contribution of $7,315.

Note L - Statement of Cash Flows

In addition to those shown in the accompanying Statement of Cash Flows and Note B of Notes to the Financial Statements, the following non-monetary transaction occurred: the Company offset amounts payable to A&D with accounts receivable from A&D in 2000, 1999 and 1998. This offset reduced both current assets and current liabilities by $10,417, $4,600 and $33,868 in 2000, 1999 and 1998,
respectively, resulting in no gain or loss.

Note M - Basis of Financial Statement Presentation

The Company has made significant progress in returning to consistent profitability during 1999 and 2000 and expects improved results during fiscal year 2001. Revenue is expected to increase slightly with gross margins and operating expenses to remain at constant levels.

The Company has experienced some improvement in its cash flow resulting from its operating profits during fiscal 2000 and 1999, but continues to experience cash flow problems as current liabilities exceed current assets. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to generate sufficient cash to meet its obligations and sustain operations.


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

                                    PART III

Items 10, 11, 12 and 13 of Part III hereof are incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders involving the election of directors which will be filed on or about June 20, 2000. The information being incorporated by reference is set forth under the captions: "Outstanding Voting Securities"; "Election of Directors"; "Executive Officers of the Company"; and "Executive Compensation."

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

           (4)   (iv)   1999 Stock Option Plan (incorporated by reference).

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

           (10)   (ix)  Notice of Abandonment of Partnership Interest by A&D
                        Engineering, effective March 29, 1998. (incorporated by reference)

           (10)    (x)  Termination Agreement between the Company and A&D
                        Engineering, effective May 15, 1998.
                        (incorporated by reference)

           (10)   (xi)  First Lease Amendment dated June 29, 1999.

           (10)  (xii)  Promissory Note dated August 29, 1999 between the
                        Company and The Provident Bank.

           (10) (xiii)  Security Agreement dated August 29, 1999 between the
                        Company and The Provident Bank.

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



ZONIC  CORPORATION

By:  /s/ James B. Webb
     James B. Webb, President

Date:  June 20,  2000


Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                             Date



/s/ James B. Webb          President, Treasurer,            June 20, 2000
------------------
    James B. Webb          Principal Executive Officer,
                           and Director

/s/ John H. Reifschneider  Controller and                   June 20, 2000
-------------------------  Principal Financial and
    John H. Reifschneider  Accounting Officer

/s/ Shoichi Sekine         Director                         June 20, 2000
    --------------
    Shoichi Sekine


/s/ Gerald J. Zobrist      Director                         June 20, 2000
---------------------
    Gerald J. Zobrist


                                    EXHIBITS

                                 Exhibit 10 (xi)
                              FIRST LEASE AMENDMENT

THIS FIRST LEASE AMENDMENT (the "Amendment") is executed this 29 day of June, 1999, by and between DUKE REALTY LIMITED PARTNERSHIP, an Indiana limited partnership ("Landlord"), and ZONIC CORPORATION, and Ohio corporation ("Tenant").

                              W I T N E S S E T H :

WHEREAS, Landlord and Tenant entered into a certain Lease dated August 29, 1997 (the "Lease"), whereby Tenant leased from rentable square feet of space (the "Leased Premises") in a building commonly known as Park 50 TechneCenter, Building No. 20, located at 50 West TechneCenter Drive, Suite K, Milford, Ohio 45150, and

WHEREAS, Landlord and Tenant desire to extend the Lease Term; and

WHEREAS, Landlord and Tenant desire to amend certain provisions of the Lease to reflect such extension, changes and additions;

NOW, THEREFORE, in consideration of the foregoing premises, the mutual covenants herein contained and each act performed hereunder by the parties, Landlord and Tenant hereby agree that the Lease is amended as follows:

     1. Incorporation of Recitals. The above recitals are herby incorporated into this Amendment as if fully set forth herein.

     2. Extension of Lease Term. The Lease Term is hereby extended through August 31, 2001.

     3.  Amendment of Paragraph 2.  Term.  Paragraph 2 of the Lease is hereby
         ------------------------   ----   -----------
deleted in its entirely and the following is substituted in lieu thereof:

          "2. TERM. The term of this Lease commenced on September 1, 1997 (The Commencement Date") and shall expire on August 31, 2001 (the "Lease Term")."

     4. Amendment of Paragraph 4. Minimum Rent. Commencing September 1, 1999, Paragraph 4 of the Lease is hereby deleted in its entirety and the following is substituted in lieu thereof:

         "4. MINIMUM RENT. Tenant hereby agrees to pay as minimum rent for the Leased Premises the sum of Four Thousand Six Hundred Eighty-five Dollars and Forty-two Cents ($4,685.42) per month from September 1, 1999 through August 31, 2001 in advance without sett off or deduction on the first day of each calendar month (the "Minimum Rent"). The Minimum Rent shall be prorated for any partial month."

     5. Tenant's Representations and Warranties. The undersigned represents and warrants to Landlord that (i) Tenant is duly organized, validly existing and in good standing in accordance with the laws of the state under which it was organized; (ii) all action necessary to authorize the execution of the Amendment has been taken by Tenant; and (iii) the individual executing and delivering this Amendment on behalf of Tenant has been authorized to do so, such execution and delivery shall bind Tenant. Tenant, at Landlord's request, shall provide Landlord with evidence of such authority.

     6. Examination of Amendment. Submission of this instrument for examination or signature to Tenant does not constitute a reservation or option, and it is not effective until execution by and delivery to both Landlord and Tenant.

     7. Definitions. Except as otherwise provided herein, the capitalized terms used in this Amendment shall have the definitions set forth in the Lease.

     8. Incorporation. This Amendment shall be incorporated into and made a part of the Lease, and all provisions of the Lease not expressly modified or amended hereby shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have caused this Amendment to be executed on the day and year first written above.
                               LANDLORD:

WITNESSES:                     DUKE REALTY LIMITED PARTNERSHIP,
/s/ Joan Wolpin                an Indiana limited partnership

/s/ Naomi Gump                 By:  Duke Investments, Inc., its general partner

                               By: /s/ Kenneth A. Schuermann,
                               Vice President and General Manager

                               TENANT:

WITNESSES:                     ZONIC CORPORATION,
/s/ Sharman Tenpenny           an Ohio corporation
/s/ John H Reifschneider       By:  /s/ James B. Webb
                               President & CEO


                               Exhibit (10) (xii)

                               The Provident Bank

                                 PROMISSORY NOTE
                                 COMMERCIAL LOAN

                     150,000.00 CINCINNATI, OHIO AUGUST 1999

The undersigned, for value received, promises to pay to the order of The Provident Bank, at any of its offices, the sum of ONE HUNDRED FIFTY THOUSAND AND 00/100 Dollars ($150,000) the "Maximum Credit") or so much thereof as is loaned by the holder pursuant to the provisions hereof, together with interest until demand or maturity at the rate of TO VARY WITH PROVIDENT BANK'S PRIME RATE PLUS 2% per year computed on basis of a year of 360 days for the actual number of days elapsed, and after default hereunder, demand or maturity, whether at stated maturity or by acceleration, at a rate four (4) percentage points greater than the stated rate (the "Default Rate"). Interest shall be due and payable MONTHLY BEGINNING SEPTEMBER 1, 1999, and at maturity. Principal shall be due and payable AT MATURITY, AUGUST 1, 2000. The undersigned hereby state(s) that the purpose of the loan evidenced by this Note is WORKING CAPITAL.

XX Revolving Credit: If this box is check, this Note is a revolving credit subject to the terms of this paragraph. Subject to the conditions hereof and of any other agreements between the parties relating hereto and until demand, if the principal is payable on demand, or maturity (whether at scheduled or accelerated maturity), if the principal is payable other than on demand, the undersigned may borrow and reborrow from the holder and the holder may, in its sole discretion, lend and relend to the undersigned such amounts not to exceed the Maximum Credit as the undersigned may at any time and from time to time request upon satisfactory notice to the holder.

Notwithstanding anything to the contrary contained herein or in any other agreement between the undersigned and the holder, if this Notes provides that the principal hereof is payable on demand, then this Note is a demand Note due and owing immediately, without prior demand of the holder and immediate action to enforce its payment may be taken at any time, without notice and without reason. If any payment of principal or interest is not paid when due, or if the holder deems itself insecure for any reason, including but not limited to, the insolvency, bankruptcy, business failure, death, default in the payment of other obligations or receivership of or concerning any maker, guarantor or indorser hereof, this Note shall, if payable other than on demand, at the option of its holder, become immediately due and payable, without demand or notice. The undersigned shall promptly provide such financial information as the holder shall reasonably request from time to time.

As collateral security for the payment of the amounts from time to time owing hereunder, the undersigned and all indorsers hereby grant to the holder a security interest in (i) all property in which the holder now or hereafter holds a security interest pursuant to any and all assignments, pledges and security agreements between the undersigned and the holder and (ii) all accounts, securities and properties now and hereafter in the possession of the holder and in which the undersigned or any indorsers haver any interest. Upon this Note becoming due under any of its terms and provisions, and not being fully paid and satisfied, the total sum then due hereunder may, at any time and from time to time, be charged against any account or accounts maintained with the holder hereof by any of the undersigned or any indorser, without notice to or further consent from any of them, and the undersigned and all indorsers agree to be and remain jointly and severally liable for all remaining indebtedness represented by this Note in excess of the amount or amounts so applied. The undersigned and the holder intend that this indebtedness shall be secured by any and all mortgages heretofore or hereafter granted by the undersigned in favor of the holder.

There will be a minimum finance charge of $50.00 for each billing period. Prime rate is that annual percentage rate of interest which is established by The Provident Bank from time to time as its prime rate, whether or not such rate is publicly announced, and which provides a base to which loan rates may be referenced. Prime rate is not necessarily the lowest lending rate of The Provident Bank. A rate based on the prime rate will change each time and as of the date that the prime rate changes. If any payment of principal or interest is not paid when due or if the undersigned shall otherwise default in the performance of it obligations hereunder or under any other note or agreement with the holder, the holder at its option, may charge and collect, or add to the unpaid balance hereof, a late charge up to the greater of $250 or .1% of the unpaid balance of this Note at the time of such delinquency for each such delinquency to cover the extra expense incident to handling delinquent accounts, and/or increase the interest rate on the unpaid balance to the Default Rate. The holder may charge interest at the rate provided herein on all interest and other amounts owing hereunder which are not paid when due.

The undersigned, all indorsers hereof, any other party hereto, and any guarantor hereof (collectively "Obligors") each (i) wave(s) presentment, demand, notice of demand, protest, notice of dishonor and any other notice required to be given by law in connection with the delivery, acceptance, performance, default or enforcement of this Note, of any indorsement or guaranty of this Note or of any document or instrument evidencing any security for payment of this Note; and
(ii) consent(s) to any and all delays, extensions, renewals or other modifications of this Note or waivers of any term hereof or release or discharge by the holder of any of Obligors or release, substitution or exchange of any security for the payment hereof or the failure to act on the part of the holder or any indulgence shown by the holder, from time to time and in one or more instances, (without notice to or further assent from any of Obligors) and agree(s) that no such action, failure to act or failure to exercise any right or remedy, on the part of the holder shall in any way affect or impair the obligations of any Obligors or be construed as a waiver by the holder of, or otherwise affect, any of the holder's rights under this Note, under any indorsement or guaranty of this Note or under any document or instrument evidencing any security for payment of this Note. The undersigned and all indorsers further agree to reimburse the holder for all advances, charges, costs and expenses, including reasonable attorneys' fees, incurred or paid in exercising any right, power or remedy conferred by this Note, or in the enforcement thereof. If the undersigned are more than one (1) , the liability of the undersigned heron is joint and several, and the term "undersigned", as used herein, means any one or more of them.

The undersigned and all indorsers authorize any attorney at law, including an attorney engaged by the holder, to appear in any court of record in the State of Ohio or any other State or Territory of the United States, after the indebtedness evidenced hereby, or any part thereof, becomes due and waive the issuance and service of process and confess judgment against any one or more than one of the undersigned and all indorsers in favor of the holder, for the amount then appearing due, together with costs of suit and, thereupon, to release all errors and waive all rights of appeal and stay of execution, but no such judgment or judgments against any one of the undersigned shall be a bar to a subsequent judgment or judgments against any one or more than one of such persons against whom judgment has not been obtained hereon. This warrant of attorney to confess judgment is a joint and several warrant of attorney. The foregoing warrant of attorney shall survive any judgment; and if any judgement be vacated for any reason, the holder hereof nevertheless may hereafter use the foregoing warrant of attorney to obtain an additional judgment or judgments against the undersigned and all indorsers or any one or more of them. The undersigned and all indorsers hereby expressly waive any conflict of interest that the holder's attorney may have in confessing such judgment against such parties and expressly consent to the confessing attorney receiving a legal fee from the holder for confessing such judgment against such parties.

If the undersigned or any indorser or guarantor hereof would have the right to rescind the loan evidenced by this Note pursuant to a right so to do under the Truth-in-Lending Act because one or more mortgages now exist in favor of the holder hereof covering the principal home or homes of the undersigned or any indorser or guarantor hereof, the holder's acceptance of this Note shall constitute a waiver of its right under any such mortgage to treat such principal home or homes as security for the repayment or guaranty of this Note except for the principal home or homes descried in the Mortgage dated ________________. THE PROVISIONS OF THIS NOTE SHALL BE GOVERNED BY AND INTERPREED IN ACCORDANCE WITH THE LAWS OF OHIO. AS A SPECIFICALLY BARGAINED INDUCEMENT FOR THE HOLDER TO EXTEND CREDIT TO BORROWER, AND AFTER HAVING THE OPPORTUNITY TO CONSULT COUNSEL, THE UNDERSIGNED AND ALL INDORSERS HEREBY EXPRESSLY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY LAWSUIT OR PROCEEDING RELATED TO THIS NOTE OR ARISING IN ANY WAY FROM ANY INDEBTEDNESS OR OTHER TRANSACTIONS INVOLVING THE HOLDER AND THE UNDERSIGNED. THE UNDERSIGNED HEREBY DESIGNATE(S) ALL COURTS OF RECORD SITTING IN CINCINNATI, OHIO AND HAVING JURISDICTION OVER THE SUBJECT MATTER, STATE AND FEDERAL, AS FORUMS WHERE ANY ACTION, SUIT OR PROCEEDING IN RESPECT OF OR ARISING FROM OR OUT OF THIS NOTE, ITS MAKING, VALIDITY OR PERFORMANCE, MAY BE PROSECUTED AS TO ALL PARTIES, THEIR SUCCESSORS AND ASSIGNS, AND BY THE FOREGOING DESIGNATION THE UNDERSIGNED CONSENT(S) TO THE JURISDICTION AND VENUE OF SUCH COURTS.

WARNING- BY SIGNING THIS PAPER YOU GIVE UP YOUR RIGHT TO NOTICE AND COURT TRIAL. IF YOU DO NOT PAY ON TIME A COURT JUDGMENT MAY BE TAKEN AGAINST YOU WITHOUT YOUR PRIOR KNOWLEDGE AND THE POWERS OF A COURT CAN BE USED TO COLLECT FROM YOU REGARDLESS OF ANY CLAIMS YOU MAY HAVE AGAINST THE CREDITOR WHETHER FOR RETURNED GOODS, FAULTY GOODS, FAILURE ON HIS PART TO COMPLY WITH THE AGREEMENT, OR ANY OTHER CAUSE.

ZONIC CORPORATION
BY: /s/ James B. Webb, President
50 West TechneCenter Drive
Cincinnati, OH 45150




                               Exhibit (10) (xiii)
                               SECURITY AGREEMENT
This  SECURITY   AGREEMENT  by  PROVIDENT  BANK  ("Secured   Party")  and  ZONIC
CORPORATION ("Debtor").

1. Security Interest.

   Debtor hereby assigns, pledges and transfers to Secured Party and grants Secured Party a continuing security interest in all of the property described in this section 1, all of which properties are hereafter called "Collateral". Each of the types of Collateral described in Sections 1.1, 1.2, 1.3, 1.4 and 1.5 hereof are included unless the phrase "not included" is inserted in the place provided.

1.1 _____ All of Debtor's accounts (as that term is defined in the Uniform Commercial Code), accounts receivable, chattel paper, contract rights, documents and instruments; all other obligations or indebtedness owed to Debtor from whatever source arising; all guarantees of any of the foregoing and all security therefor; all of the right, title and interest of Debtor in and with respect to the goods, services or other property which gave rise to or which secure any of the foregoing and all insurance policies and proceeds relating thereto; all of the foregoing whether now owned by Debtor or hereafter acquired or in existence.

1.2 _____ All of Debtor's inventory (as that term is defined in the Uniform Commercial Code), including, without limitation, all goods, merchandise and other personal property which are held for sale or lease, or are furnished or to be furnished under any contract of service by Debtor, or are raw materials, work-in-progress, supplies or materials used or consumed in Debtor's business and all products thereof, and all substitutions, replacements, additions and accessories thereto, all whether now owned or hereafter acquired by Debtor; and all of Debtors right, title and interest in and to any leases or rental agreements for such inventory.

1.3 _____ All of Debtor's equipment (as that term is defined in the Uniform Commercial Code), including, without limitation, all furniture, fixtures, machinery and other equipment of any kind and all substitutions and replacements thereof and accessories and parts therefor, all whether now owned or hereafter acquired by Debtor.

1.4 _____ All of Debtor's general intangibles (as that term is defined in the Uniform Commercial Code), including, without limitation, all goodwill, patents, formulas, blueprints, proprietary manufacturing processes, trademarks, licenses, franchises, beneficial interests in trusts, joint venture interests, partnership interests, rights to tax refunds, pension plan overfundings, literary rights and other contractual rights of Debtor, all whether now owned or hereafter acquired by Debtor

1.5 _____ All of Debtor's investment property (as that term is defined in the Uniform Commercial Code) including, without limitation, all securities, whether certificated or uncertificated, all security entitlements, all securities accounts, all commodity contracts and all commodity accounts owned by Debtor or in which Debtor has an interest, all whether now owned or hereafter acquired by Debtor.

1.6  _________________________________________________________________________

1.7 _____, together with all dividends, distributions, income, interest , premiums, monies, claims for monies, stock dividends and stock splits, now or hereafter due and payable thereon, and all proceeds thereof, all securities issued in replacement thereof, and all other securities substituted therefor (all of which are hereinafter sometimes collectively referred to as "Pledged Stock"). Debtor covenants that the Pledged Stock shall have a market value at all times of not less than ___% of the indebtedness.

1.8 All instruments, documents, securities, cash, property, deposit accounts, certificates of deposit and the proceeds of any of the foregoing, owned by Debtor or in which Debtor has an interest, which now or hereafter are at any time in the possession or control of Secured Party or in transit by mail or carrier to or from Secured Party, or in possession of any third party acting on behalf of Secured Party, without regard to whether Secured Party received same in pledge, for safekeeping, as agent for collection or transmission or otherwise or whether Secured Party had conditionally released the same. 1.9 All ledger sheets, files, records, documents, blueprints, drawings and instruments (including without limitation, computer programs, tapes and related electronic data processing software) evidencing an interest in or relating to the Collateral described in this Section 1.

1.10 All proceeds and products of the Collateral described above in this Section 1, including, without limitation, all claims against third parties for damage to or loss or destruction of any of the foregoing, including insurance proceeds, and accounts, contracts rights, chattel paper and general intangibles arising out of any sale, lease or other disposition of any of the foregoing.

2.  Indebtedness.

    The security interests granted hereby are granted to secure all of debtor's debts, obligations, or liabilities of every kind, nature, class and description to Secured Party, now due or to become due, direct or indirect, absolute or contingent, presently existing or hereafter arising, joint or several, secured or unsecured, consumer or commercial, purchase money or non-purchase money, related or unrelated, similar or dissimilar, whether for payment or performance, regardless of how the same arise or by what instrument, agreement or book account they may be evidenced, or whether evidenced by any instrument, agreement or book account, including, without limitation, all loans (including any loan by renewal or extension), all overdrafts, all guarantees, all bankers acceptances, all agreements, all letters of credit issued by Secured Party for Debtor and the applications relating thereto, all indebtedness of Debtor to Secured Party, all undertakings to take or refrain from taking any action, and all indebtedness, liabilities and obligations owing from Debtor to others which Secured Party may obtain by purchase, negotiation, discount, assignment or otherwise, further including, without limitation, the following obligations (all of which obligations are collectively referred to herein as the "Indebtedness"): 2.1 A loan to Debtor by Secured Party of $150,000.00 evidenced by a promissory note dated AUGUST, 1999 and all renewals, extensions and modifications thereof;

2.2 All costs incurred by Secured Party to obtain, preserve, and/or enforce the security interests granted by this Agreement; to collect the obligations secured hereby, and to maintain and preserve the Collateral, with such costs including, but not limited to, expenditures made by Secured Party for taxes, assessments, insurance premiums, repairs, reasonable attorney's fees and other legal expenses, storage costs, rents, and expenses of sale, together with interest on the above amounts at the highest rate being paid by Debtor on any of its obligations to Secured Party, all of which Debtor agrees to pay to Secured Party; and

2.3  ________________________________________________________________________

      Notwithstanding the foregoing, Secured Party waives any rights arising out of this Security Agreement to the Collateral as security for any indebtedness of an individual Debtor to which the Truth-In-Lending Act and Regulation Z promulgated thereunder apply.

3.  Debtor's Warranties

3.1 Except for the security interests granted herein, Debtor represents and warrants that it is, and as to the Collateral to be acquired after the date hereof, shall be, the owner of the Collateral free from any lien, security interest or encumbrance, and Debtor shall defend the Collateral and its proceeds and products against all claims and demands of all persons at any time claiming the same of any interest therein adverse to Security Party, and shall preserve the Collateral free from any subsequent liens, encumbrances or security interests.

3.2 Debtor represents and warrants that at the time any account becomes subject to a security interest in favor of Secured Party, said account shall be a good and valid account representing a bona fide outright sale of goods by Debtor or services performed by Debtor and such goods shall have been shipped to the respective account debtors or the services have been performed for the respective account debtors. Each account shall not be subject to any claim for credit, allowance or adjustment by account debtor or any setoff, defense or counterclaim. Debtor shall immediately notify Secured Party in the event of the refusal of any goods which are the subject of any such account, and of the bankruptcy, insolvency or financial embarrassment of any account debtor and of any claim asserted for credit, allowance, adjustment, setoff or counterclaim.

4. Debtor's Obligations.

4.1 Debtor shall keep accurate and complete records and accounts in accordance with sound accounting practices of all of its Collateral, and shall at all reasonable times allow Secured Party to inspect the Collateral, to examine, audit or make extracts from Debtor's books and records, and to arrange for verification of the Collateral under reasonable procedures directly with account debtors and other persons or by other procedures. Debtor will furnish to Secured Party on request additional statements of any account together with all notes or other documents and information relating thereto.

4.2 Debtor shall keep the Collateral insured against such causalities, and in such amount an on such terms as Secured Party shall require and the policies shall provide for at least 30 days written notice of cancellation to Secured Party. Debtor shall furnish Secured Party with satisfactory evidence of such Insurance and Secured Party shall be added to any such insurance as loss payee. Debtor shall promptly pay when due all taxes and assessments imposed on, or with respect to the Collateral, and shall maintain the Collateral in good condition and repair. If Debtor fails to pay the premiums on any such insurance or such taxes when due, or to maintain the Collateral in good condition and repair, the Secured Party may do so for Debtor's account and add the amount of its expenditures with respect thereto to Debtor's outstanding obligations, which amount shall be payable on demand with interest at the highest rate being paid by Debtor on any of its obligations to Secured Party. Secured Party shall have the right to settle and compromise any and all claims under any of the insurance policies required to be maintained by Debtor hereunder and Debtor hereby irrevocably appoints Secured Party as its attorney-in-fact, with power to demand, receive and receipt for all monies payable thereunder, to execute in the name of the Debtor any proof of loss, notice, draft, and other instruments in connection with such policies or loss thereunder, and generally to do and perform any and all acts as Debtor could perform in connection with such policies.

4.3 Debtor shall execute such financing statements and other documentation as shall reasonably be requested by Secured Party in order to perfect the security interests granted Secured Party hereunder and to carry out the terms of this Agreement. A photocopy of this Security Agreement shall be sufficient as a financing statement and may be filed in any appropriate office in lieu thereof.

4.4  Upon request of Secured Party, Debtor shall furnish Secured Party:

a. Within 90 days after the end of Debtor's fiscal year, a financial statement, including a balance sheet, and statements of income, retained earnings and changes in financial position, each prepared in accordance with generally accepted accounting principles consistently applied, certified by Debtor's chief financial officer or certified public account;

b. Within 45 days after the close of each quarter, financial statements similar to those in (a) above and certified by Debtor's chief financial officer,

c. Promptly, such other information as Secured Party may reasonably request from time to time, including, without limitation, at the end of each month, financial statements similar to those in (a) above; and

d. Promptly, in the case of a Debtor who is a natural person, financial statements in a form acceptable to Secured Party.

5. Debtor's Rights with Respect to Collateral.

5.1 With respect to the Collateral specified in Section 1.1, Debtor is authorized to collect the proceeds of such Collateral and utilize them in the ordinary course of business, provided that Secured Party shall have the right at any time, before or after default, to notify account debtors, and to notify such account debtors to make payments of such accounts directly to Secured Party. At the request of Secured Party, Debtor shall so notify such account debtors and indicate on all billings that the accounts are payable directly to Secured Party. In addition, Debtor shall, at the request of Secured Party, hold all proceeds from collection of accounts in trust for Secured Party without commingling the same with other funds, and shall promptly turn over the same to Secured Party in the identical form received, endorsed by Debtor to Secured Party. The proceeds of such Collateral shall be applied to the indebtedness in such order as Secured Party determines in its sole discretion.

5.2 Debtor shall also have the right to utilize the  Collateral  as specified in
Section 1.2 in the ordinary course of business, and to sell such Collateral in the ordinary course of business, provided that such Collateral is replaced with Collateral of like kind and quality, with a fair market value equal to or in excess of that sold, provided, however, the Secured Party may, by notice to Debtor, require that no such sales be made without the prior written approval of Secured Party.

5.3 Until default, Debtor shall have the right to use, consume, or sell any items of the collateral described in Section 1.3 in the regular course of business but not to otherwise dispose of such Collateral.

5.4 In the event Debtor receives any certificates, proceeds or other property constituting Pledged Stock after the date hereof, Debtor shall hold such Pledged Stock in trust for Secured Party and shall promptly deliver the same to Secured Party; provided, however, that the Debtor may retain any cash dividends, other than liquidating dividends or distributions of return of capital and interest, so long as no event of default has occurred hereunder.

6.  Default.

If the indebtedness is due other than on demand, upon the happening of any one or more of the following events or conditions, Secured Party may, at its option, declare the entire amount of Indebtedness of Debtor to it then outstanding due and payable immediately without notice to Debtor, and Secured Party may proceed to enforce payment of the same, and to exercise all of the rights and remedies of a Secured Party under the Ohio Uniform Commercial Code in addition to the rights and remedies provided herein. The events of default hereunder are as follows:

6.1 The failure of Debtor to pay any of the Indebtedness when due.

6.2 The failure of Debtor to observe or perform any of the provisions of this Agreement or any other agreement between the Debtor and the Secured Party.

6.3 If any warranty, representation, certificate, schedule, financial statement or other information given to Secured Party hereunder shall prove to be untrue or materially misleading.

6.4 The death of any person signing as Debtor to this Agreement or of any guarantor.

6.5 If any proceedings are instituted by or against Debtor under any insolvency laws, or if Debtor shall become insolvent or otherwise suffer such changes in his condition or affairs as in the sole discretion of Secured Party impairs Secured Party's security interests hereunder, or increases its risk as to repayment of any item of the indebtedness, or if Secured Party shall otherwise deem itself insecure with respect to the Indebtedness.

If the indebtedness is due on demand, the Secured Party may proceed to enforce payment of same and exercise all of the remedies provided herein at any time, without notice and without reason.

Secured Party's remedies include, but are not limited to, the right to take possession of the collateral or any part thereof, and Debtor hereby grants Secured Party authority to enter upon any premises on which the Collateral or any part thereof may be situated, and remove the Collateral from such premises or use such premises, together with the materials, supplies, books and records of Debtor, to maintain possession and/or the condition of the Collateral and to prepare the Collateral for sale. Debtor shall, upon demand by Secured Party, assemble the Collateral specified in Section 1.2 hereof, and make it available at a place designated by Secured Party and convenient to both parties. All rights and remedies of Secured Party hereunder shall be cumulative, not exclusive, and shall be enforceable alternatively, successively or concurrently with any other remedy available hereunder or otherwise available at law or in equity.

7.  Power of Attorney

Debtor hereby irrevocably appoints Secured Party as Debtor's true and lawful attorney-in-fact, with full power of substitution, for Debtor, and in Debtor's name, place and stead, upon the occurrence of any event of default as defined in
Section 6 above, and in the event that Secured Party elects to exercise any rights granted to it hereunder. As attorney-in-fact, Secured Party may act for Debtor with respect to the Collateral as if Secured Party where the owner thereof, and may endorse and cash promissory notes, checks and other instruments, institute legal proceedings, make, adjust, and settle claims, and do all other acts necessary and incidental to the exercise of its rights provided hereunder, or otherwise available to it in the event of default. Neither Secured Party nor its agents shall be liable for any act or omissions or for any error of judgement or mistake of fact or law in its capacity as such attorney-in-fact.

8.  Miscellaneous

Any required notices to Debtor, including notice of the sale of any of the Collateral, shall be deemed to be reasonable if mailed to Debtor at the address shown below, or such other address furnished Secured Party in writing, at least five (5) business days prior to the action which is the subject of the notice. The term "Debtor" as used herein shall include the singular as well as the plural, and other words in the singular shall include the plural and words of one gender shall include the other gender when the sense requires. The term "Uniform Commercial Code" as used herein shall mean the Uniform Commercial Code as adopted by the State of Ohio. No waivers by Secured Party of any default shall be effective unless given in writing, and shall not operate as a waiver of any other default. The rights of Secured Party shall inure to the benefit of its successors and assigns, and the obligation of Debtor shall bind Debtor's heirs, executors, administrators, successors and assigns. If there is more than one Debtor, their obligations hereunder shall be joint and several.

This Agreement contains the entire understanding between the parties hereto with respect to the transactions contemplated herein and such understanding shall not be modified except in a writing signed by or on behalf of the parties hereto. This Agreement shall be deemed to be a contract entered into and made pursuant to the laws of the State of Ohio and shall in all respects be governed, construed, applied and enforced in accordance with the laws of said state.

As a  specifically  bargained  inducement  for Secured Party to extend credit to
Debtor: (i) THE DEBTOR HEREBY EXPRESSLY WAIVES THE RIGHT TO TRIAL BY JURY IN ANY LAWSUIT OR PROCEEDING RELATED TO THIS SECURITY AGREEMENT OR ARISING IN ANY WAY FROM THE INDEBTEDNESS OR TRANSACTIONS INVOLVING SECURED PARTY AND THE DEBTOR AND
(ii) THE DEBTOR HEREBY DESIGNATE(S) ALL COURTS OF RECORD SITTING IN CINCINNATI, OHIO AND HAVING JURISDICTION OVER THE SUBJECT MATTER, STATE AND FEDERAL. AS FORUMS WHERE ANY ACTION, SUIT OR PROCEEDING IN RESPECT OF OR ARISING FROM OR OUT OF THIS SECURITY AGREEMENT, ITS MAKING, VALIDITY OR PERFORMANCE, MAY BE PROSECUTED AS TO ALL PARTIES. THEIR SUCCESSORS AND ASSIGNS, AND BY THE FOREGOINGD ESIGNATION THE DEBOR CONSENT(S) TO THE JURISDICTION AND VENUE OF SUCH COURTS.

Executed at CINCINNATI, __ on the 29 day of AUGUST, 1999

ALL TERMS AND CONDITIONS ON THE REVERSE SIDE OF THIS AGREEMET ARE A PART HEREOF AND ARE BINDING UPON THE PARTIES HERETO.

THE PROVIDENT BANK ("Secured Party")
BY: /s/  Richard E. Wirthlin, Vice President
ADDRESS:  One East Fourth Street
Cincinnati, Hamilton County, Ohio 45202

DEBTOR:  ZONIC CORPORATION
BY: /s/ James B. Webb, President
ADDRESS:  50 West TechneCenter Drive
Cincinnati, OH 45150

                                  Exhibit (23)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-85109 and Registration Statement No. 33-45686 of Zonic Corporation on Form S-8 of our report dated June 22, 1998, appearing in this Annual Report on Form 10-K of Zonic Corporation for the year ended March 31, 2000.


Deloitte & Touche

Cincinnati, Ohio
June 15, 2000