Form 10-Q
period 2000-06-30
ZONIC CORP
filed 2000-08-11
CIK 320515

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  June 30, 2000     Commission File Number 0-12283


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

Statement of Operations
For The Three Month Periods Ended June 30,
 (unaudited)
                                                                     2000           1999
                                                              -----------    -----------

Product and service revenues ..............................   $   365,361    $   473,645

Cost of products and services sold ........................       123,237        195,936
Selling and administrative expenses .......................       245,588        220,930
Research and development expenses and software construction
     and product enhancement amortization .................        54,734         26,445
                                                              -----------    -----------

Total Operating Expenses ..................................       423,559        443,311

Operating income (loss) ...................................       (58,198)        30,334

Interest expense, net .....................................        (5,665)        (1,717)

                                                              -----------    -----------
Income (loss) before taxes ................................       (63,863)        28,617

Provision for income taxes ................................          --             --
                                                              -----------    -----------

Net income (loss) .........................................       (63,863)        28,617

Less: Dividend payable on Class B preferred shares ........          --           (5,723)
                                                              -----------    -----------

Net income (loss) available to common shareholders ........   $   (63,863)   $    22,894
                                                              ===========    ===========

Weighted average of common shares outstanding .............     3,044,136      3,044,136
Dilutive potential common shares:
      Class A convertible preferred stock .................                    1,200,000
      Stock Options .......................................          --            --
                                                              -----------    -----------
Adjusted weighted average of common shares outstanding ....     3,044,136      4,244,136
                                                              ===========    ===========

Basic earnings (loss) per share ...........................   $     (0.02)   $      0.01
Diluted earnings (loss) per share .........................   $     (0.02)   $      0.01


The accompanying notes are an integral part of these financial statements.





Item 1 - Financial Statements (continued)

Balance Sheets
As of June 30, 2000 & March 31, 2000

                                                       (unaudited)
                                                           30-Jun         31-Mar
                                                            2000           2000
                                                        -----------    -----------
ASSETS
Current Assets
   Cash .............................................   $    16,067    $    34,578
   Receivables
      Trade .........................................       154,429        101,662
      Related parties ...............................           500         27,751
                                                        -----------    -----------
    Total receivables ...............................       154,929        129,413

    Inventories
       Finished products ............................       125,998        137,628
       Work in process ..............................        11,065         18,561
       Raw material .................................        81,521         81,229
                                                        -----------    -----------
    Total inventories ...............................       218,584        237,418

    Prepaid expenses ................................        24,649          1,896
                                                        -----------    -----------

       Total Current Assets .........................       414,229        403,305

Property and Equipment-at Cost
    Furniture and office equipment ..................       103,476        102,217
    Machinery and plant equipment ...................       229,084        219,381
    Software construction and product enhancement ...     2,302,607      2,270,008
                                                        -----------    -----------
                                                          2,635,167      2,591,606
    Less accumulated depreciation and amortization ..    (2,502,909)    (2,494,387)
                                                        -----------    -----------
                                                            132,258         97,219
                                                        -----------    -----------
          Total Assets ..............................   $   546,487    $   500,524
                                                        ===========    ===========


LIABILITIES

Current Liabilities
   Notes Payable ....................................   $   150,000    $   135,000
    Current maturities of long term obligations .....         5,133          5,133
   Accounts payable - trade .........................       649,234        567,958
   Deferred Income ..................................       245,127        244,098
   Dividend payable .................................         8,575          8,575
   Accrued liabilities
      Salaries and wages ............................       104,393         88,693
      Property and payroll taxes ....................        39,739         33,777
      Other .........................................       121,027        128,917
                                                        -----------    -----------
   Total Accrued Liabilities ........................       265,159        251,387
                                                        -----------    -----------

         Total Current Liabilities ..................     1,323,228      1,212,151

Long-Term Obligations, Less Current Maturities ......         3,778          5,029

SHAREHOLDERS' DEFICIT
   Preferred shares .................................     2,400,000      2,400,000
   Common shares ....................................        61,674         61,674
   Additional paid-in capital .......................     5,727,881      5,727,881
                                                        -----------    -----------
                                                          8,189,555      8,189,555

   Accumulated deficit ..............................    (8,970,074)    (8,906,211)
                                                        -----------    -----------
Total Shareholders' Deficit .........................      (780,519)      (716,656)
                                                           --------       --------

         Total Liabilities & Shareholders' Deficit ..   $   546,487    $   500,524
                                                            =======        =======



The accompanying notes are an integral part of these financial statements.


Statement of Shareholders Deficit
For The Three Months Ended June 30, 2000
(unaudited)

                                                                      Additional
                                               Common   Preferred     Paid-in        Accumulated
                                               Shares   Shares        Capital        Deficit        Total

Balance, March 31, 2000 ................   $   61,674   $ 2,400,000   $  5,727,881   $(8,906,211)   $  (716,656)

Net income (loss) for period ...........         --            --             --         (63,863)       (63,863)

Dividend payable on preferred shares ...         --            --             --            --             --
                                           ----------   -----------   ------------   -----------    -----------

Balance, June 30, 2000 .................   $   61,674   $ 2,400,000   $  5,727,881   $(8,970,074)   $  (780,519)
                                           ==========   ===========   ============   ===========    ===========


The accompanying notes are an integral part of these financial statements.






Part I - Financial Statements (continued)

Statements of Cash Flows
For The Three Month Periods Ended June 30,
 (unaudited)

                                                                2000        1999
                                                                --------    --------
Cash used in operations:
   Net income (loss) for period .............................   $(63,863)   $ 28,617
   Adjustments to reconcile net income (loss)
         to cash from operations:
      Depreciation and amortization .........................      3,234       3,680
      Amortization of software construction
          and product enhancements ..........................      5,288         400
      Provision for obsolete inventory ......................      6,000       6,000
      Amortization of deferred income and deferred rent .....    (22,858)    (42,860)
   Increase (decrease) in cash due to changes in
      Accounts receivable ...................................    (25,516)     41,722
      Inventories ...........................................     12,834      (3,823)
      Prepaid expenses ......................................    (22,753)     (4,461)
      Accounts payable ......................................     81,276      29,639
      Accrued liabilities ...................................     13,772        (671)
      Deferred income .......................................     23,887     (18,536)
                                                                 --------    --------

         Net cash provided by operations ....................     11,301      39,707

Cash used in investment activities:
      Purchase of fixed assets ..............................    (10,962)          0
      Increase in software construction
         and product enhancements ...........................    (32,599)    (32,503)
                                                                 --------    --------

         Net cash used in investment activities .............    (43,561)    (32,503)

Cash used in financing activities:
      Proceeds from note payable ............................     15,000           0
      Payments on long-term obligations .....................     (1,251)    (10,573)
                                                                  -------    --------

         Net cash provided by (used in) investment activities     13,749     (10,573)

Decrease in cash ............................................    (18,511)     (3,369)
Cash - beginning of period ..................................     34,578      32,848
                                                                 --------    --------

Cash - end of period ........................................   $ 16,067    $ 29,479
                                                                =========   ========

Interest paid during period .................................   $  5,665    $  1,717
                                                                =========   ========



The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at June 30, 2000 and the results of operations and cash flows for the three month periods ended June 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 2000.

2.       New Standard

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Option No. 25." This Interpretation clarifies the application of Opinion 25 for only certain issues, including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. This Interpretation is effective July 1, 2000, but covers specific events that occurred after December 15, 1998. This Interpretation affects the Company as a result of the repricing of options which occurred in February 1999. Commencing July 1, 2000, the repriced options will be accounted for as variable until the date the awards are exercised, are forfeited, or expire unexercised. Compensation cost will be recognized immediately after July 1, 2000 to the extent that the stock price exceeds the stock price on July 1, 2000. Future changes in the market value of the Company's stock will directly affect the amount of compensation expense recorded by the Company. The magnitude of the impact on the Company's financial statements will depend on the market value of the common stock as of July 1, 2000 and thereafter.


3.       Short Term Note Payable

The Company extended its revolving line of credit agreement with its bank. The agreement now expires on August 1, 2001. All other terms of the agreement remained the same.

4.       Earnings Per Share

At June 30, 2000, there were 1,312,642 potential dilutive common shares outstanding. These shares are not included in the diluted earnings per share calculation as the Company had a net loss for the current year period, and their effect is anti-dilutive.


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









Results of Operations

Product and services revenue decreased by $108,284, or 23% for the three months ended June 30, 2000, when compared to the prior year period. The decrease was due to a 71%, or $92,800 decline in the sale of 7000 Series and other custom designed systems which the Company no longer actively markets. Revenue from the sale of Medallion products was about the same and service revenues were slightly higher for the current three month period when compared to the prior year period.

Order backlog amounted to $196,000 at June 30, 2000 compared with $133,000 at June 30, 1999. There was a significant increase in Medallion backlog primarily for sixteen channel systems which are scheduled for delivery during the second quarter of this fiscal year. This increase was partially offset by a decrease in orders for custom designed systems.

Costs of products and services sold were 34% of products and services revenues for the three months ended June 30, 2000 versus 41% for the prior year. The decrease was due to an increase in the sale of Medallion software products which have significantly lower costs and higher costs related to 7000 Series and custom designed systems sales in the prior year.

Selling and administrative expenses increased $24,658 or 11% during the current period versus the same prior year period. This increase was due to an increase in advertising and sales promotion costs, and higher commission expense as sales from outside sales representatives increased when compared to the prior year period. These increases were partially offset by a decrease in professional services. Selling and administrative expenses were 67% versus 47% of total revenue for the current and prior year periods, respectively. This increase was due primarily to the decrease in revenue during the current period.

Research and development expenses and software construction amortization was $54,734 for the current period versus $26,445 for the prior period. This increase was due to higher amortization expense as a result of capitalized software construction and product enhancement costs during the past and current years and an increase in Medallion research and development expenses. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense for the three months ended June 30, 2000 was $5,665 versus $1,717 for the same period ended June 30, 1999. This increase was due to more borrowings during the current year.

Dividend payable on Class B preferred shares is equal to 20% of the Company's current year-to-date net income.


Liquidity & Capital Resources


Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at June 30, 2000 and March 31, 2000 were $90,430 and $63,119, respectively. The cash outlay for software construction and product enhancement costs during the current and prior year three month periods were $32,599 and 32,503, respectively.

Working Capital and Cash Flow

The Company's working capital decreased from a negative $808,846 at March 31, 2000 to a negative $908,999 at June 30, 2000 resulting in a decrease in the current ratio from .33 to .31. The decline was due mainly to an increase in accounts payable, accrued liabilities and the note payable.

The Company's cash flows from operations amounted to $11,301. Investment in software construction and product enhancement activities and purchased equipment amounted to $32,599 and $10,962, respectively. The Company borrowed $15,000 and made payments on long-term debt totaling $1,251 for the three months ended June 30, 2000.

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



Dated:  August 11, 2000