Form 10-Q
period 2000-09-30
ZONIC CORP
filed 2000-11-03
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000 Commission File Number 0-12283


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



                                    3,044,136

Part I   Financial Information

Item 1.  Financial Statements

STATEMENT OF OPERATIONS
(unaudited)

                                                   Three Months Ended            Six Months Ended

                                                 9/30/00        9/30/99        9/30/00        9/30/99
                                              -----------   ------------   ------------   ------------

Products and service revenues                  $ 527,198      $ 518,659      $ 892,559      $ 992,305

Cost of products and services sold               186,160        214,044        309,397        409,980
Selling and administrative expenses              229,833        227,217        475,421        448,147
Research and development expenses
   and software construction and
   product enhancement amortization               52,785         35,414        107,519         61,859
                                              -----------   ------------   ------------   ------------

                                                 468,778        476,675        892,337        919,986

Operating income                                  58,420         41,984            222         72,319

Interest expense, net                             (6,830)        (1,185)       (12,495)        (2,902)

Income before taxes                               51,590         40,799        (12,273)        69,417

Provision for income taxes                             -              -              -              -
                                              -----------   ------------   ------------   ------------

Net income (loss)                                 51,590         40,799        (12,273)        69,417

Less: Dividend payable on preferred shares             0         (8,160)             0        (13,883)
                                              -----------   ------------   ------------   ------------

Net income (loss) available to
         common shareholders     $ 51,590       $ 32,639      $ (12,273)      $ 55,534
                                              ===========   ============   ============   ============

Weighted average of common shares outstanding  3,044,136      3,044,136      3,044,136      3,044,136
Dilutive potential common shares:
          Class A convertible preferred Stock  1,200,000      1,200,000       -             1,200,000

          Stock options                           60,625         31,077       -              -
                                              -----------   ------------   ------------   ------------
Adjusted weighted average of common shares
outstanding                                    4,304,761      4,275,213      3,044,136      4,244,136
                                              ===========   ============   ============   ============

Basic earnings per share                           $0.02          $0.01          $0.00          $0.02
                                              ===========   ============   ============   ============

Diluted earnings per share                         $0.01          $0.01          $0.00          $0.01
                                              ===========   ============   ============   ============


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
As of September 30, 2000 & March 31, 2000

                                                               (Unaudited)
                                                                 Sept. 30          March-31
                                                                   2000              2000
                                                                ----------        ----------
ASSETS
Current Assets
     Cash                                                           $ 8,200          $ 34,578
     Receivables
          Trade                                                     212,649           101,662
          Related parties                                               500            27,751
                                                               -------------     -------------
     Total receivables                                              213,149           129,413
     Inventories
          Finished products                                          25,237           137,628
          Work in process                                            99,013            18,561
          Raw material                                               95,853            81,229
                                                               -------------     -------------
     Total inventories                                              220,103           237,418
     Prepaid expenses                                                25,513             1,896
                                                               -------------     -------------
          Total Current Assets                                      466,965           403,305

Property and Equipment-at Cost
     Furniture and office equipment                                 104,504           102,217
     Machinery and plant equipment                                  229,084           219,381
     Software construction and product enhancement                2,350,283         2,270,008
                                                               -------------     -------------
                                                                  2,683,871         2,591,606
     Less accumulated depreciation and amortization               2,518,241         2,494,387
                                                               -------------     -------------

                                                                    165,630            97,219

                                                               -------------     -------------
               Total Assets                                       $ 632,595         $ 500,524
                                                               =============     =============


LIABILITIES
Current Liabilities
     Note Payable                                                  $150,000          $135,000
     Current maturities of long term obligations                      5,313             5,133
     Accounts payable - trade                                       679,365           567,958
     Dividend payable                                                 8,575             8,575
     Deferred income                                                247,818           244,098
     Accrued liabilities
          Salaries and wages                                         95,887            88,693
          Property and payroll taxes                                 31,468            33,777
          Commissions                                               100,202            72,043
          Other                                                      40,570            56,874
                                                               -------------     -------------
               Total Accrued Liabilities                            268,127           251,387

                                                               -------------     -------------
               Total Current Liabilities                          1,359,198         1,212,151

Long-Term Obligations, Less Current Maturities                        2,326             5,029

SHAREHOLDERS' DEFICIT
     Preferred shares                                             2,400,000         2,400,000
     Common shares                                                   61,674            61,674
     Additional paid-in capital                                   5,727,881         5,727,881
                                                               -------------     -------------
                                                                  8,189,555         8,189,555

     Accumulated deficit                                         (8,918,484)       (8,906,211)
                                                               -------------     -------------
               Total Shareholders' Deficit                         (728,929)         (716,656)
                                                               -------------     -------------

               Total Liabilities and Shareholders' Deficit        $ 632,595         $ 500,524
                                                               =============     =============


The accompanying notes are an integral part of these financial statements.

STATEMENT OF SHAREHOLDERS' DEFICIT
For the six months ended September 30, 2000
(unaudited)

                                                                     Additional
                                        Common        Preferred      Paid - In     Accumulated
                                        Shares         Shares         Capital        Deficit        Total

Balance, March 31, 2000                  $ 61,674    $ 2,400,000    $ 5,727,881   $ (8,906,211)   $ (716,656)

Net loss for the period                         -              -              -        (12,273)      (12,273)

Dividends payable on preferred shares           -              -              -              -             -
                                       ----------  -------------  -------------  -------------   -----------

Balance, September 30, 2000              $ 61,674    $ 2,400,000    $ 5,727,881   $ (8,918,484)   $ (728,929)
                                       ==========  =============  =============  =============   ===========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the six months ended September 30,
(unaudited)

                                                                          2000           1999
                                                                     ----------    ------------
Cash provided by operations
    Net income (loss) for period                                     $ (12,273)       $ 69,417
    Adjustments to reconcile net loss to cash from operations
        Depreciation and amortization                                    7,318           5,676
        Amortization of software construction
               and product enhancements                                 16,536             883
        Provision for obsolete inventory                                12,000          12,000
        Amortization of deferred income and deferred rent              (49,419)        (84,945)

    Increase (decrease) in cash  due to changes in
        Accounts receivable                                            (83,736)        (55,055)
        Inventories                                                      5,315           2,485
        Prepaid expenses                                               (23,617)         (4,933)
        Accounts payable                                               111,407          33,434
        Accrued liabilities                                             16,740           3,845
        Deferred income                                                 53,139          19,597
                                                                     ----------    ------------

               Net cash provided by operations                          53,410           2,404

Cash used in investment activities
        Purchase of equipment                                          (11,990)              -
        Increase in software construction and product enhancements     (80,275)        (44,817)
                                                                     ----------    ------------

               Net cash used in investment activities                  (92,265)        (44,817)

Cash provided by financing activities
        Additions to debt obligations                                   15,000          35,000
        Payments on debt obligations                                    (2,523)        (18,351)
                                                                     ----------    ------------

               Net cash provided by financing activities                12,477          16,649

Decrease in cash                                                       (26,378)        (25,764)
Cash - beginning of period                                              34,578          32,848
                                                                     ----------    ------------

Cash - end of period                                                   $ 8,200         $ 7,084
                                                                     ==========    ============

Interest paid during period                                            $12,495         $ 3,074
                                                                     ==========    ============

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at September 30, 2000 and the results of operations for the three and six month periods ended September 30, 2000 and 1999 and its cash flows for the six month periods ended September 30, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 2000. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.       New Standards

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Option No. 25." This Interpretation clarifies the application of Opinion 25 for only certain issues, including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. This Interpretation was effective July 1, 2000, but covers specific events that occurred after December 15, 1998. This Interpretation affects the Company as a result of the repricing of options which occurred in February 1999. Commencing July 1, 2000, the repriced options are accounted for as variable until the date the awards are exercised, are forfeited, or expire unexercised. Compensation cost is recognized immediately after July 1, 2000 to the extent that the stock price exceeds the stock price on July 1, 2000. As of September 30, 2000, the market value of the Company's common stock did not increase in value from July 1, 2000 and as such, no compensation expense related to the repricing of options which occurred in February 1999 has been recorded.

2.       Short Term Note Payable

The Company extended its revolving line of credit agreement with its bank. The agreement now expires on August 1, 2001. All other terms of the agreement remained the same.

3.       Earnings Per Share

For the six months ending September 30, 2000, there were 1,286,633 potential dilutive common shares outstanding. These shares were not included in the diluted earnings per share calculation for the six months ended September 30, 2000 as the Company had a net loss, and their effect was anti-dilutive



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


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




Results of Operations

Product and Services Revenue increased by $8,539, or 2% for the three months ended September 30, 2000, when compared to the prior year period. Sales increased in the targeted new markets for special systems and test applications using Medallion products during the period. Medallion product revenue was about the same for the current three month period when compared to the prior year while revenue from 7000 Series sales increased but was offset by declines in custom designed systems and services revenues. For the six months ended September 30, 2000, revenue decreased by $99,746 or 10% when compared to the same period of the prior year. The decrease was due to a significant decline in revenue from custom designed systems which the Company no longer actively markets but was partially offset by increases in revenue from 7000 Series and Medallion products.

Order backlog amounted to $151,000 at September 30, 2000 compared with $257,000 at September 30, 1999. The decrease occurred in Medallion and other analysis products and extended service contracts.

Costs of products and services sold were 35% of products and services revenues for the three and six months ended September 30, 2000 versus 41% for the same periods of the prior year. The decrease resulted from increased sales of Medallion software products which had significantly lower costs during the current year and higher costs related 7000 Series and custom designed system sales in the prior year.

Selling and administrative expenses increased $2,616 or 1% and $27,274 or 6% during the current three and six month periods versus the same prior year periods. There was a significant decrease in professional services expenses during the current three month period versus the prior year which was mostly offset by higher costs for promotional mailings for the Company" targeted new markets and higher communication expenses. The increase during the current six month period versus the prior year was due to higher commissions expense from increased sales by outside sales representatives and higher advertising, product collateral and sales promotional expenses. These were partially offset a significant decrease in professional services expense. Selling and administrative expenses were 44% and 53% respectively of products and service revenues for the current three and six month periods versus 44% and 45% respectively for the same periods of the prior year. The increase for the current six month period was due to the decline in revenue which occurred during the first three month period of the current fiscal year.

Research and development expenses and software construction amortization was $52,875 and $107,519, respectively, for the three and six month periods ended September 30, 2000 versus $35,414 and $61,859, respectively, for the same periods of the prior year. These increases were due to higher amortization expense as a result of an increase in capitalized software construction and product enhancement costs during the current and prior years and an increase in Medallion research and development costs versus the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $6,830 and $12,495, respectively, for the three and six month periods ended September 30, 2000 versus $1,185 and $2,902, respectively, for the same periods ended September 30, 1999. This increase was due to higher borrowings during the current year.

Income tax expense of $17,541 for the three months ended September 30, 2000 was offset by net operating loss carryforwards. At March 31, 2000, loss carryforwards totaling $6.8 million and tax credits of $663,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on class B preferred shares is equal to 20% of the Company's current year-to-date net income.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at September 30, 2000 and March 31, 2000 were $126,858 and $63,119, respectively . The cash outlay for software construction and product enhancement costs during the current and prior year six month periods were $80,275 and $44,817, respectively.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $808,846 at March 31, 2000 to a negative $892,223 at September 30, 2000. The current ratio was .33 and
 .34 at March 31, 2000 and September 30, 2000, respectively. The change in working capital was due primarily to increases in accounts payable, accrued commissions and short-term borrowings and was partially offset by an increase in accounts receivable.

The Company's cash flows from operations amounted to $53,410 for the six months ended September 30, 2000. Investment in software construction and product enhancement activities and purchased equipment amounted to $80,275 and $11,990, respectively. The Company borrowed $15,000 and made payments on other long-term debt totaling $2,523 for the six months ended September 30, 2000.

The Company continues to experience cash flow problems as current liabilities exceed current assets. The Company continues to seek additional working capital through debt or equity financing from public or private sources to reduce current liabilities and to sustain its operations. There can be no assurance that the Company will be able to obtain additional financing on favorable terms, if at all, from any source.



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



Dated:  November 3, 2000