Form 10-Q
period 2000-12-31
ZONIC CORP
filed 2001-02-09
CIK 320515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 2000 Commission File Number 0-12283


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



                                    3,044,136

Part I   Financial Information

Item 1.  Financial Statements

STATEMENT OF OPERATIONS
(unaudited)

                                                 Three Months Ended                    Nine Months Ended

                                            12/31/00          12/31/99              12/31/00     12/31/99

Products and service revenues             $   602,527     $     517,926       $     1,495,086  $ 1,510,231

Cost of products and services sold            243,480           209,897               552,877      619,877
Selling and administrative expenses           239,765           248,243               715,186      696,391
Research and development expenses
   and software construction and
   product enhancement amortization            81,583            38,564               189,102      100,423

                                              564,828           496,704             1,457,165    1,416,691
                                              -------           -------             ---------    ---------

Operating profits                              37,699            21,222                37,921       93,540
                                              -------           -------             ---------    ---------

Interest expense, net                          (7,780)           (2,996)              (20,275)      (5,899)
Foreign currency gain (loss)                      242               (12)                  242          (12)
                                              -------           -------             ---------    ---------

Income before taxes                            30,161            18,214                17,888       87,629

Provision for income taxes                          -                 -                    -            -
                                              -------           -------             ---------    ---------

Net income                                     30,161            18,214                17,888       87,629

Less: Dividend payable on preferred
     shares                                    (3,578)           (3,644)               (3,578)     (17,527)
                                              -------           -------             ---------    ---------

Net income available to common
     shareholders                         $    26,583       $    14,570           $    14,310    $  70,102
                                            =========         =========             =========    =========

Weighted average of common shares           3,044,136         3,044,136             3,044,136    3,044,136
     outstanding
Dilutive potential common shares:
     Class A convertible preferred stock    1,200,000        1,200,000              1,200,000    1,200,000

          Stock options                           667                 -                58,476            -
                                            ---------         ---------             ---------   ----------
Adjusted weighted average of common
     shares outstanding                     4,244,803         4,244,136             4,302,612    4,244,136
                                            =========         =========             =========    =========

Basic earnings per share                        $0.01            $0.00                 $0.00         $0.02
                                            =========         =========             =========    =========

Diluted earnings per share                      $0.01            $0.00                 $0.00         $0.02
                                            =========         =========             =========    =========

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
As of December 31, 2000 & March 31, 2000


                                                           (Unaudited)
                                                            Dec.  31           March-31
ASSETS                                                        2000               2000
                                                            ------------      ---------
Current Assets
     Cash                                               $      8,022      $      34,578
     Receivables
          Trade                                              211,285            101,662
          Related parties                                      6,500             27,751
                                                           ---------          ---------
     Total receivables                                       217,785            129,413

     Inventories
          Finished products                                   63,941            137,628
          Work in process                                     28,210             18,561
          Raw material                                       105,648             81,229
                                                           ---------          ---------
     Total inventories                                       197,799            237,418
     Prepaid expenses                                         38,325              1,896
                                                           ---------          ---------
          Total Current Assets                               461,931            403,305

Property and Equipment-at Cost
     Furniture and office equipment                          104,504            102,217
     Machinery and plant equipment                           229,985            219,381
     Software construction and product enhancement         2,360,457          2,270,008
                                                           ---------          ---------
                                                           2,694,946          2,591,606
     Less accumulated depreciation and amortization        2,532,198          2,494,387
                                                           ---------          ---------
                                                             162,748             97,219
                                                           ---------          ---------
               Total Assets                             $    624,679       $    500,524
                                                           =========          =========

LIABILITIES
Current Liabilities
     Note payable                                         $  110,000           $135,000
     Current maturities of long term obligations               5,405              5,133
     Accounts payable - trade                                666,883            567,958
     Accounts payable - related parties                        7,441                  -
     Dividend payable                                         12,153              8,575
     Deferred income                                         263,212            244,098
     Accrued liabilities
          Salaries and wages                                  85,136             88,693
          Property and payroll taxes                          44,907             33,777
          Commissions                                         83,775             72,043
          Other                                               47,175             56,874
                                                           ---------          ---------
            Total Accrued Liabilities                        260,993            251,387
                                                           ---------          ---------
            Total Current Liabilities                      1,326,087          1,212,151

Long-term obligations, less current maturities                   938              5,029

SHAREHOLDERS' DEFICIT
     Preferred shares                                      2,400,000          2,400,000
     Common shares                                            61,674             61,674
     Additional paid-in capital                            5,727,881          5,727,881
                                                           ---------          ---------
                                                           8,189,555          8,189,555
     Accumulated deficit                                  (8,891,901)        (8,906,211)
                                                           ---------          ---------
           Total Shareholders' Deficit                      (702,346)          (716,656)
                                                           ---------          ---------
           Total Liabilities and Shareholders' Deficit   $   624,679         $  500,524
                                                           =========          =========


The accompanying notes are an integral part of these financial statements.

                  STATEMENT OF SHAREHOLDERS' DEFICIT For the nine months ended December 31, 2000 (unaudited)


                                                                 Additional
                                 Common        Preferred         Paid - In          Accumulated
                                 Shares         Shares            Capital             Deficit            Total

Balance, March 31, 2000       $   61,674    $  2,400,000       $  5,727,881       $  (8,906,211)    $  (716,656)

Net income for the period              -               -                  -              17,888          17,888

Dividends payable on
     preferred shares                  -               -                  -              (3,578)         (3,578)
                                --------       ---------        -----------         -----------        --------
Balance, December 31, 2000    $   61,674    $  2,400,000       $  5,727,881       $  (8,891,901)    $  (702,346)
                                ========       =========        ===========         ===========        ========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the nine months ended December 31,
(unaudited)

                                                                        2000             1999
Cash provided (used) by operations
    Net income for period                                       $     17,888     $     87,629
    Adjustments to reconcile net income to cash from operations
        Depreciation and amortization                                 11,495            8,342
        Amortization of software construction
               and product enhancements                               26,316            2,862
        Provision for obsolete inventory                              18,000           18,000
        Amortization of deferred income and deferred rent            (70,881)        (113,272)
        Foreign currency (gain) loss and other                          (242)              12

    Increase (decrease) in cash  due to changes in
        Accounts receivable                                         (101,064)         (38,221)
        Inventories                                                   21,619           14,432
        Prepaid expenses                                             (36,429)          (1,387)
        Accounts payable                                             119,300          (28,704)
        Accrued liabilities                                            9,606           (2,718)
        Deferred income                                               89,995           44,697
                                                                   ---------        ---------
              Net cash provided (used) by operations                 105,603           (8,328)

Cash used in investment activities
        Purchase of equipment                                        (12,891)          (5,667)
        Increase in software construction and product enhancements   (90,449)         (64,764)
                                                                   ---------        ---------
              Net cash used in investment activities                (103,340)         (70,431)

Cash provided (used) by financing activities
        Addition (repayment) of note payable                         (25,000)          85,000
        Payments on debt obligations                                  (3,819)         (19,557)
                                                                   ---------        ---------
              Net cash provided (used) by financing activities       (28,819)          65,443

Decrease in cash                                                     (26,556)         (13,316)
Cash - beginning of period                                            34,578           32,848
                                                                   ---------        ---------
Cash - end of period                                            $      8,022     $     19,532
                                                                   =========        =========
Interest paid during period                                     $     20,275     $      5,899
                                                                   =========        =========

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements


1.   Presentation of Information

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Zonic Corporation's (the Company) financial position at December 31, 2000 and the results of operations for the three and nine month periods ended December 31, 2000 and 1999 and its cash flows for the nine month periods ended December 31, 2000 and 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.

The financial statements are summarized and should be read in conjunction with the annual report to shareholders and Form 10-K for the year ended March 31, 2000. Certain reclassifications have been made to amounts shown for the prior year to conform to current year classifications.

2.       New Standards

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Option No. 25." This Interpretation clarifies the application of Opinion 25 for only certain issues, including the accounting consequence of various modifications to the terms of a previously fixed stock option or award. This Interpretation was effective July 1, 2000, but covers specific events that occurred after December 15, 1998. This Interpretation affects the Company as a result of the repricing of options which occurred in February 1999. Commencing July 1, 2000, the repriced options are accounted for as variable until the date the awards are exercised, are forfeited, or expire unexercised. Compensation cost is recognized immediately after July 1, 2000 to the extent that the stock price exceeds the stock price on July 1, 2000. As of December 31, 2000, the market value of the Company's common stock did not increase in value from July 1, 2000 and as such, no compensation expense related to the repricing of options which occurred in February 1999 has been recorded.

3.       Earnings Per Share

Certain stock options were not included in the diluted earnings per share calculations for the three months ended December 31, 2000 as their effect was anti-dilutive.



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


Results of Operations

Product and Services Revenue increased by $84,601, or 16% for the three months ended December 31, 2000, when compared to the prior year period. Sales continued to increase in the targeted new markets for special systems and test applications during the period resulting in significantly higher Medallion product revenue for the current three month period when compared to the prior year. For the nine months ended December 31, 2000, revenue decreased by $15,145 or 1% when compared to the same period of the prior year. This slight decrease was due to a significant decline in revenue from custom designed systems which the Company no longer actively markets but was mostly offset by increased Medallion product revenue.

Order backlog amounted to $148,000 at December 31, 2000 compared with $105,000 at December 31, 1999. The increase occurred primarily in Medallion products.

Costs of products and services sold were 40% and 37% of products and services revenues for the three and nine months ended December 31, 2000, respectively, versus 41% for the same periods of the prior year. Costs increased during the current three month period versus costs earlier during the current year due to lower margins on certain sales in the targeted new markets. The year-to-date decrease resulted from increased sales of Medallion software products which had significantly lower costs during the current year versus higher costs related 7000 Series and custom designed system sales in the prior year.

Selling and administrative expenses decreased $8,478 or 3% during the current three month period versus the same prior year period. Fewer sales from outside sales representatives resulted in decreased commission expense during the period but was partially offset by higher commissions paid to employees. For the nine months ended December 31, 2000, expenses increased $18,795 or 3% versus the prior year due to higher commissions expense from increased sales by outside sales representatives and higher advertising, product collateral and sales promotional expenses. These were partially offset by a significant decrease in professional services expense. Selling and administrative expenses were 40% and 48% respectively of products and service revenues for the current three and nine month periods versus 48% and 46% respectively for the same periods of the prior year. The decrease for the current three month period was due mainly to the increase in revenue which occurred during the same period.

Research and development expenses and software construction amortization was $81,583 and $189,102, respectively, for the three and nine month periods ended December 31, 2000 versus $38,564 and $100,423, respectively, for the same periods of the prior year. These increases were due to higher amortization expense as a result of an increase in capitalized software construction and product enhancement costs during the current and prior years and an increase in Medallion product research and development costs versus the prior year. See Software Construction and Product Development under Liquidity and Capital Resources.

Interest expense was $7,780 and $20,275, respectively, for the three and nine month periods ended December 31, 2000 versus $2,996 and $5,899, respectively, for the same periods ended December 31, 1999. This increase was due to higher borrowings and discounts given to customers for payment of accounts before stated terms during the current year.

Foreign currency gain was $242 for the three and nine months ended December 31, 2000 versus a loss of $12 for the three and nine months of the prior year. This gain and loss are due to an increase and decrease, respectively, in the value of the dollar against the Japanese yen.

Income tax expense of $10,254 and $6,082, respectively, for the three and nine months ended December 31, 2000 was offset by net operating loss carryforwards. At March 31, 2000, loss carryforwards totaling $6.8 million and tax credits of $663,000 were available to offset future income taxes. No benefit from the Company's deferred tax assets has been provided at this time.

Dividend payable on class B preferred shares is equal to 20% of the Company's current year-to-date net income.


Liquidity & Capital Resources

Software Construction and Product Development

The Company's total unamortized software construction and product enhancement costs at December 31, 2000 and March 31, 2000 were $127,252 and $63,119, respectively. The cash outlay for capitalized software construction and product enhancement costs during the current and prior year nine month periods were $90,449 and $64,764, respectively.


Working Capital and Cash Flow

The Company's working capital decreased from a negative $808,846 at March 31, 2000 to a negative $863,620 at December 31, 2000. The current ratio was .33 and
 .35 at March 31, 2000 and December 31, 2000, respectively. The change in working capital was due primarily to increases in accounts payable and accrued commissions which were partially offset by lower short-term borrowings and an increase in accounts receivable.

The Company's cash flows from operations amounted to $105,603 for the nine months ended December 31, 2000. Investment in software construction and product enhancement activities and purchased equipment amounted to $90,449 and $12,891, respectively. The Company repaid $25,000 of its short-term borrowings from the bank and made payments on other long-term debt totaling $3,819 during the nine months ended December 31, 2000.

The Company continues to experience cash flow problems as current liabilities exceed current assets. Many of these excess liabilities relate to unsettled accounts payable from prior years. The Company's operations generated sufficient cash flow to meet its current obligations during the current three month period, but outstanding obligations have increased over the current nine month period. As such, the Company is unable to reduce the amount of the old unsettled obligations. The Company periodically seeks additional working capital through debt or equity financing from public or private sources when opportunities become available, but to date has been unable to obtain additional financing from any source.



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



Dated:  February 9, 2001